Form 10-Q
period 2008-03-31
GREYHOUND COMMISSARY, INC.
filed 2009-05-06
CIK 1452011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-53529

GREYHOUND COMMISSARY, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3853855
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

19 East 200 South, Suite #1080, Salt Lake City, Utah 84111

(Address of principal executive offices)

(801) 322-3401

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                       Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                   Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 30, 2009

Common Stock, $.001 par value	3,397,787

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4(T).	Controls and Procedures	12

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Greyhound Commissary, Inc. at March 31, 2009 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2009 and 2008 and the period from May 24, 1989 (date of inception) to March 31, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009 and December 31, 2008

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	-	750

TOTAL CURRENT ASSETS	-	750

TOTAL ASSETS	$-	$750

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
Note payable related party	18,971	17,311

TOTAL CURRENT LIABILITIES	18,971	17,311

LONG-TERM DEBT
Note payable related party	-	-

TOTAL LIABILITIES	18,971	17,311

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value;
50,000,000 shares authorized, 3,397,787
shares issued and outstanding	3,400	3,400
Additional paid in capital	40,699	39,199
Deficit accumulated during the development stage	(63,070)	(59,160)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(18,971)	(16,561)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$750

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			On May 24,
	For the Three Months Ended		1989 through
	March 31,		March 31,
	2009	2008	2009

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	3,528	3,283	62,062

TOTAL OPERATING EXPENSES	3,528	3,283	62,062

OTHER INCOME (EXPENSE)

Interest expense	(382)	(36)	(1,008)

LOSS BEFORE INCOME TAXES	(3,910)	(3,319)	(63,070)

Income taxes	-	-	-

NET LOSS	$(3,910)	$(3,319)	$(63,070)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding	3,397,787	3,397,787

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Equity

Balance May 24, 1989	-	$-	$-	$-	$-

Shares issued for services
at $0.08 per share	26	2	-	-	2

Shares issued for services
at $0.08 per share	397,761	398	30,199	-	30,597

Shares issued for services
at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss from inception through
December 31, 2004	-	-	-	(33,599)	(33,599)

Balance December 31, 2004	3,397,787	3,400	30,199	(33,599)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-

Balance December 31, 2005	3,397,787	3,400	30,199	(33,599)	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance December 31, 2006	3,397,787	3,400	30,199	(33,599)	-

Contributed services	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(7,043)	(7,043)

Balance December 31, 2007	3,397,787	3,400	33,199	(40,642)	(4,043)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(18,518)	(18,518)

Balance, December 31, 2008	3,397,787	3,400	39,199	(59,160)	(16,561)

Contributed services (unaudited)	-	-	1,500	-	1,500

Net loss for the three months ended
March 31, 2009 (unaudited)	-	-	-	(3,910)	(3,910)

Balance, March 31, 2009 (unaudited)	3,397,787	$3,400	$40,699	$(63,070)	$(18,971)

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			On May 24,
	For the Three Months Ended		1989 through
	March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(3,910)	$(3,319)	$(63,070)

Adjustments to reconcile net income to
net cash provided by operating activities:
Common stock issued for services	-	-	33,599
Contributed services	1,500	1,500	10,500
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	750	-	-
Increase (decrease) in accounts payable	-	-	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	(1,660)	(1,819)	(18,971)

INVESTING ACTIVITIES	-	-	-

NET CASH (USED) BY INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from common stock issued	-	-	-
Increase in payables - related parties	1,660	1,819	18,971

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,660	1,819	18,971

NET INCREASE IN CASH	-	-	-

CASH - Beginning of period	-	-	-

CASH - End of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2009 and 2008

NOTE NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resourcesand to develop a consistent source of revenues. Management’s plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2009 and 2008

NOTE NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with no assets or capital and limited historical operations. The costs and expenses associated with the preparation and filing of this report and other reports, have been paid for by advances from stockholders. We anticipate that in the immediate future, the necessary funds to maintain our corporate viability will most likely be provided by our officers, directors or principal stockholders. However, unless we are able to finalize an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended March 31, 2009, we incurred a net loss of $3,910 compared to a $3,319 loss during the three month period ended March 31, 2008. The increased loss for the first quarter of 2009 is attributed to increased general and administrative expenses due to increased legal and accounting costs incurred during the period related to the preparation and filing with the SEC of our requisite periodic reports.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the three months ended March 31, 2009, our expenses were paid by a principal stockholder. At March 31, 2009 we had a note payable - related party of $18,971, compared to $17,311 at December 31, 2008. The increase represents additional expenses paid by the principal stockholder. We expect to continue to rely on the stockholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the stockholder will continue indefinitely to pay our expenses.

Plan of Operation

During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

Because we lack funds, it may become necessary for officers, directors or stockholders to advance funds and we will accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

We do not intend to use any employees in the immediate future, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Also, we do not anticipate making any significant capital expenditures until we can successfully complete an acquisition or merger.

Forward-Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

●	uncertainties following any successful acquisition or merger related to the future rate of growth of the acquired business and acceptance of its products and/or services;

●	volatility of the stock market, particularly within the technology sector; and

●	general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYHOUND COMMISSARY, INC.

Date: May 6, 2009	By:/S/	Geoff Williams
Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)