Form 10-Q
period 2009-06-30
GREYHOUND COMMISSARY, INC.
filed 2009-08-04
CIK 1452011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                               Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                         Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 31, 2009

Common Stock, $.001 par value	3,397,787

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4(T).	Controls and Procedures	12

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Greyhound Commissary, Inc. at June 30, 2009 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2009 and 2008 and the period from May 24, 1989 (date of inception) to June 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended June 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009 and December 31, 2008

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	-	750

TOTAL CURRENT ASSETS	-	750

TOTAL ASSETS	$-	$750

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
Note payable related party	21,123	17,311

TOTAL CURRENT LIABILITIES	21,123	17,311

LONG-TERM DEBT
Note payable related party	-	-

TOTAL LIABILITIES	21,123	17,311

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value;
50,000,000 shares authorized, 3,397,787
shares issued and outstanding	3,400	3,400
Additional paid in capital	42,199	39,199
Deficit accumulated during the development stage	(66,722)	(59,160)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(21,123)	(16,561)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$750

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					On May 24,
	For the Three Months Ended		For the Six Months Ended		1989 through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	3,255	6,841	6,783	10,124	65,317

TOTAL OPERATING EXPENSES	3,255	6,841	6,783	10,124	65,317

OTHER INCOME (EXPENSE)

Interest expense	(397)	(107)	(779)	(143)	(1,405)

LOSS BEFORE INCOME TAXES	(3,652)	(6,948)	(7,562)	(10,267)	(66,722)

Income taxes	-	-	-	-	-

NET LOSS	$(3,652)	$(6,948)	$(7,562)	$(10,267)	$(66,722)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding	3,397,787	3,397,787

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Equity

Balance May 24, 1989	-	$-	$-	$-	$-

Shares issued for services
at $0.08 per share	26	2	-	-	2

Shares issued for services
at $0.08 per share	397,761	398	30,199	-	30,597

Shares issued for services
at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss from inception through
December 31, 2004	-	-	-	(33,599)	(33,599)

Balance December 31, 2004	3,397,787	3,400	30,199	(33,599)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-

Balance December 31, 2005	3,397,787	3,400	30,199	(33,599)	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance December 31, 2006	3,397,787	3,400	30,199	(33,599)	-

Contributed services	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(7,043)	(7,043)

Balance December 31, 2007	3,397,787	3,400	33,199	(40,642)	(4,043)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(18,518)	(18,518)

Balance, December 31, 2008	3,397,787	3,400	39,199	(59,160)	(16,561)

Contributed services (unaudited)	-	-	3,000	-	3,000

Net loss for the six months ended
June 30, 2009 (unaudited)	-	-	-	(7,562)	(7,562)

Balance, June 30, 2009 (unaudited)	3,397,787	$3,400	$42,199	$(66,722)	$(21,123)

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			On May 24,
	For the Six Months Ended		1989 through
	June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(7,562)	$(10,267)	$(66,722)

Adjustments to reconcile net income to
net cash provided by operating activities:
Common stock issued for services	-	-	33,599
Contributed services	3,000	3,000	12,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	750	-	-
Increase (decrease) in accounts payable	-	-	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	(3,812)	(7,267)	(21,123)

INVESTING ACTIVITIES	-	-	-

NET CASH (USED) BY INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from common stock issued	-	-	-
Increase in payables - related parties	3,812	7,267	21,123

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,812	7,267	21,123

NET INCREASE IN CASH	-	-	-

CASH - Beginning of period	-	-	-

CASH - End of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTNOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTNOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with limited capital and historical operations. The costs and expenses associated with the preparation and filing of this and other reports, have been paid for by advances from stockholders. We anticipate that in the immediate future, necessary funds to maintain our corporate viability will most likely be provided by our officers, directors or principal stockholders. However, unless we are able to finalize an acquisition of or merger with an operating business, or are able to secure significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended June 30, 2009 (“second quarter”), we incurred a net loss of $3,652 compared to a $6,948 loss during the three month period ended June 30, 2008. The decreased loss for the second quarter of 2009 is attributed to decreased general and administrative expenses from $6,841 for the 2008 period to $3,255 for the 2009 period, due to increased legal and accounting costs incurred during the second quarter of 2008 related to expenses in anticipation of filing a registration statement with the SEC.

We also incurred a net loss of $7,562 for the six month period ended June 30, 2009 (second quarter”), compared to $10,267 for the 2008 period. The decreased net loss for the six month period is attributed to the decrease in general and administrative expenses from $10,124 for the 2008 period to $6,783 for the 2009 period. This decrease was partially offset by the increase in interest expense from $143 for the 2008 period to $779 for the 2009 period due to increased borrowing.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the second quarter of 2009, a principal stockholder paid our expenses. At June 30, 2009 we had a note payable - related party of $21,123, compared to $17,311 at December 31, 2008. The increase represents additional expenses paid by the principal stockholder. We expect to continue to rely on the stockholder to pay our expenses because we will not have cash reserves or revenues until we complete a merger with or acquisition, There is no assurance that we will complete such a merger or acquisition or that the stockholder will continue indefinitely to pay our expenses.

Plan of Operation

During the next 12 months, we intend to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.

Because we lack current funds, it may become necessary for officers, directors or stockholders to advance funds and we intend to accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and obtain services on a contingency basis when possible. Further, directors will defer any compensation until an acquisition or merger can be accomplished and we will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

We do not intend to use any employees in the immediate future, with the possible exception of part-time clerical assistance on an as-needed basis. We anticipate using outside advisors or consultants only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and continue its search for business opportunities during the next twelve months. Also, we do not anticipate making any significant capital expenditures until we successfully complete an acquisition or merger.

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

Although we believe expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, have concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GREYHOUND COMMISSARY, INC.

Date: August 3, 2009	By: /S/	GEOFF WILLIAMS
Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)