Form 10-K
period 2009-12-31
GREYHOUND COMMISSARY, INC.
filed 2010-04-28
CIK 1452011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-53529

GREYHOUND COMMISSARY, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3853855
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

175 South Main Street, Suite 740, Salt Lake City, Utah 84111

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:	(801) 322-3401

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                                                     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was $-0-. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 26, 2010 was 3,397,787.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

Greyhound Commissary, Inc.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	7

Item 1B.	Unresolved Staff Comments	7

Item 2.	Properties	7

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matter to a Vote of Security Holders	7

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	7

Item 6.	Selected Financial Data	9

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 8.	Financial Statements and Supplementary Data	11

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11

Item 9A(T).	Controls and Procedures	12

Item 9B	Other Information	13

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	13

Item 11.	Executive Compensation	15

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	15

Item 13.	Certain Relationships and Related Transactions and Director Independence	16

Item 14.	Principal Accounting Fees and Services	16

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	17

Signatures

PART I

Item 1.	Business.

Business Development

History

Greyhound Commissary, Inc. was organized on May 24, 1989 under the laws of the State of Idaho. On October 19, 2007 the company held a special meeting of stockholders, at which stockholders approved a resolution by majority vote to change our corporate domicile from the State of Idaho to Nevada. The domicile change was facilitated by executing an Agreement and Plan of Merger. Under the agreement, the Idaho corporate entity was to merge with and into a new Nevada corporation created on November 1, 2007 under the name Greyhound Commissary, Inc. The change was finalized upon the filing of Articles of Merger with the State of Nevada on January 3, 2008. In connection with the change of domicile, the Idaho corporation was dissolved.

We were initially created to provide a variety of services related to the operation of a nearby greyhound dog-racing track. Following inception, the company raised funds to assist it in providing food, shelter, healthcare and other services to animals used in the greyhound racing. Subsequently the track was closed and the business curtailed. In 1995, the company issued shares of common stock to H. Deworth Williams in an attempt to use his services to determine a new direction for the company.

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

Our principal executive offices are located at 175 South Main Street, Suite #740, Salt Lake City, Utah 84111 and our telephone number is (801) 322-3401.

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

In the event we engage an independent consultant, we would prefer that the consultant have experience in working with small companies searching for business opportunities. Also, the consultant must be experienced in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such transactions. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated at the close of a business consolidation.

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

Because we have a limited operating history, in the event we successfully acquire or merge with an operating business, current stockholders most likely will experience substantial dilution. It is also probable that we will experience a change in control. The owners of a business that we acquire or merge with will most likely gain effectively control of our company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective target. Instead, management will attempt to negotiate the best possible agreement for the benefit of the stockholders.

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

Rights of Stockholders

Prior to consummating an acquisition or merger, if required by relevant state laws and regulations, we will seek stockholders approval in the appropriate manner. Certain types of transactions may be entered into solely by board of directors approval without stockholder ratification. Under Nevada law, certain actions that would routinely be taken at a stockholders’ meeting, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate a transaction, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the board will have discretion to consummate the transaction by written consent. Regardless of whether an acquisition or merger is ratified by board action alone, by written consent or by holding a stockholders' meeting, we will provide stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement if the action is taken by written consent.

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

Competition

Because we have not identifies a prospective acquisition or merger candidate, we cannot evaluate the type and extent of future competition. There are several other public companies that are also searching for operating businesses as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search and, due to a lack of funds, it may be difficult to successfully compete with these companies.

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

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 5.

Our common stock became eligible for trading on the OTC Bulletin Board during the third quarter of 2009. There is currently a limited public trading market for our common stock trading under the OTCBB ticker symbol: “GHND.” We are not aware of any trades in our shares since becoming eligible for trading and, accordingly, no trading history is being presented. As of the date hereof there are approximately 38stockholders of record of our common stock.

Inclusion on the OTCBB permits price quotations for our shares to be published by that service. Any future secondary trading of our shares may be subject to certain state imposed restrictions. Except for our application to the OTCBB, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. Also, there can be no assurance that an active public trading market in our shares will develop or, that if such a market does develop, that it can be sustained.

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

Rule 144

All of our outstanding common shares were issued in private transactions and not registered with the SEC and, when issued, were deemed restricted securities. Rule 144 is the common means for stockholders to resell restricted securities and for affiliates to sell their securities, either restricted on non restricted (control) shares. Rule 144 has been amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

•    the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

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

•  at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

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

We are considered a development stage company with no assets and/or capital and no material operations or revenues. Ongoing expenses, including the costs associated with the preparation of reports and filing with the SEC have been paid for by advances from a stockholder, which are evidenced on our financial statements as payable-related party. It is anticipated that we will require limited capital to maintain our corporate viability. Additional necessary funds will most likely be provided by officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Results of Operations

We have not realized revenues since inception. For the year ended December 31, 2009, we incurred a net loss of $21,665 compared to a loss of $18,518 for the year ended December 31, 2008. We have accumulated a net loss of $80,825 since inception through December 31, 2009. The increase in net loss for 2009 is attributed primarily to professional expenses for accounting and legal fees related to completing our registration statement with the SEC, which became effective in February 2009, and in making our application to the OTCBB.

Liquidity and Capital Resources

Expenses incurred during 2009 and 2008 have been paid for by a stockholder. At December 31, 2009, we had current liabilities of $32,226 in the form of a note payable to a related party of $30,726 and accounts payable of $1,500, compared to current liabilities of $17,311 at December 31, 2008. The increase at December 31, 2009 is attributed to the increase in professional fees during 2009. Because we have no cash reserves or revenue source, we expect to continue to rely on stockholders to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that our stockholders will continue indefinitely to pay expenses.

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

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $32,976 at of December 31, 2009. This loss carry forward may be offset against future taxable income through the year 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2009 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently has no operations.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) did not have a significant effect on our financial statements as of December 31, 2009.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact our results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. We implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards. We do not expect the adoption of FAS 168 to have an impact on results of operations, financial condition or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2009 and 2008 have been examined to the extent indicated in their reports by Pritchett, Siler & Hardy, P.C., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 7, 2009, we dismissed Moore & Associates Chartered as our independent registered public accountants. None of the reports of Moore & Associates on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years, there were no disagreements with Moore and Associates, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm. The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. A copy of the PCAOB Release can be accessed at the PCAOB website at http://www.pcaobus[dot]org.

On August 7, 2009, we engaged the accounting firm of Seale and Beers, CPAs as our new independent registered public accounting firm. Our board of directors approved the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs. During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult Seale and Beers regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On November 9, 2009, we dismissed Seale and Beers, CPAs as our independent certifying accountants pursuant to the unanimous consent of our board of directors. We initially retained Seale and Beers on August 7, 2009, but the firm did not performed any auditing or accounting services nor has it issued any audit or other reports on our financial statements. Accordingly, since we retained Seale and Beers, we had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On October 14, 2009, we engaged Pritchett, Siler & Hardy, P.C. as our new independent certifying accountants. Our board of directors unanimously approved the engagement of Pritchett, Siler & Hardy. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Pritchett, Siler & Hardy regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On April 22, 2010, we dismissed Pritchett, Siler & Hardy, P.C. as our independent certifying accountants pursuant to the unanimous consent of our board of directors. We initially retained Seale and Beers on October 14, 2009. Since we retained Seale and Beers, we had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Pritchett, Siler & Hardy’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On April 22, 2010, we engaged Sadler, Gibb & Associates, L.L.C. as our new independent certifying accountants. Our board of directors unanimously approved the engagement of Sadler, Gibb & Associates, L.L.C. We have not consulted Sadler, Gibb & Associates, L.L.C. regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our President, acting as both our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

•    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•    provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

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

Management, including our President acting as both chief executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were effective as of December 31, 2009.

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

Item 9B.	Other Information.

                Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Geoff Williams	37	President, CEO and Director
Nancy Ah Chong	39	Secretary / Treasurer and Director

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

Nancy Ah Chong. Ms. Ah Chong became a director and Secretary of our company in September 2006. From August 2004 to the present, she has been an office manager for Williams Investment Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Previously, Mrs. Ah Chong was an administrative assistant for Forsgren Associates in Salt Lake City from March 2004 to August 2004. She has also worked as a customer service representative for

Overstock.com from November 2003 to January 2004 and O’Currance from February 2001 to November 2003, and as a marketing and travel coordinator for MGIS from February 2000 to August 2001. From August 1991 to December 1999, Mrs. Ah Chong was with Barrick Goldstrike Mines, Inc. in Elko, Nevada, first as an exploration draftsperson and then an administrative assistant. Mrs. Ah Chong attended and graduated from the Omaha Institute of Art and Design in Omaha, Nebraska.

Ms. Ah Chong is currently a director in the following companies with a class of its securities registered under the Securities Exchange Act of 1934:

●	Eastgate Acquisitions Corp. (Secretary / Treasurer and director); and

●	Westgate Acquisitions Corp.. (Secretary / Treasurer and director).

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2009.

Code of Ethics

We currently do not have a code of ethics. During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.	Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2009 and 2008. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of April 26, 2010, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Officers
Geoff Williams *	0	0.0%
19 East 200 South, Suite 1080
Salt Lake City, UT 84111
Nancy Ah Chong	0	0.0%
19 East 200 South, Suite 1080
Salt Lake City, UT 84111
5% Stockholders
John Hern	293,774	8.6%
1900 Millview
Coeur d’Alene, Idaho 83814
H. Deworth Williams	3,000,000	88.3%
19 East 200 South, Suite 1080
Salt Lake City, UT 84111
All directors and officers as a group (2 persons)	0	0.0%

*	Director and/or executive officer

Note:	Unless otherwise indicated, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 3,397,787 shares of common stock outstanding on April 26, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees

The aggregate fees billed by our former independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual report for the year ended December 31, 2008 and for the review of quarterly financial statements included in our quarterly reports during 2008, were $2,500. Moore & Associates also billed $500 for the review of our quarterly financial statements include in our quarterly reports during 2009. Our other former independent auditors Seal and Beers, CPAs did not bill us for services in 2009.

Pritchett, Siler & Hardy, P.C., our as of October 2009, billed us $1,500 for the review of quarterly financial statements included in our quarterly report for September 30, 2009.

As of the date of this filing, Sadler, Gibb & Associates has not billed us for its services pertaining to the audit of our annual financial statements included in our annual report for the year ended December 31, 2009.

Audit Related Fees

For the year ended December 31, 2009 and 2008, there were no fees billed for assurance and related services by our former auditors, Moore & Associates and Seale and Beers, or our current auditors Pritchett, Siler & Hardy, relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2009 and 2008, no fees were billed by our former auditors, Moore & Associates and Seale and Beers, Pritchett, Siler & Hardy, or our current auditors Sadler, Gibb & Associates, for tax compliance, tax advice and tax planning.

We do not use Sadler, Gibb & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Pritchett, Siler & Hardy to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Sadler, Gibb & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Pritchett, Siler & Hardy’s independence.

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

December 31, 2009

C O N T E N T S

Report of Independent Registered Public Accounting Firm	20

Balance Sheets	21

Statements of Operations	22

Statements of Stockholders’ Equity (Deficit)	23

Statements of Cash Flows	24

Notes to the Financial Statements	25

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Horizontal Marketing, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Horizontal Marketing, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from December 29, 2008 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conduct our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horizontal Marketing, Inc. (A Development Stage Company) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from December 29, 2008 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT

April 27, 2010

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2009	2008

CURRENT ASSETS

Cash	-	-
Prepaid expenses	$-	$750

Total Current Assets	-	750

TOTAL ASSETS	$-	$750

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,500	$-
Note payable related party	30,726	17,311

Total Current Liabilities	32,226	17,311

TOTAL LIABILITIES	32,226	17,311

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value;
50,000,000 shares authorized, 3,397,787
shares issued and outstanding	3,398	3,398
Additional paid in capital	45,201	39,201
Deficit accumulated during the development stage	(80,825)	(59,160)

Total Stockholders' Equity (Deficit)	(32,226)	(16,561)

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$750

	The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			On May 24,
	For the Years Ended		1989 through
	December 31,		December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	19,831	17,937	78,365

Total Operating Expenses	19,831	17,937	78,365

LOSS FROM OPERATIONS	(19,831)	(17,937)	(78,365)

OTHER INCOME (EXPENSE)

Interest expense	(1,834)	(581)	(2,460)

Total Other Income (Expense)	(1,834)	(581)	(2,460)

INCOME BEFORE TAXES	(21,665)	(18,518)	(80,825)

Income taxes	-	-	-

NET LOSS	$(21,665)	$(18,518)	$(80,825)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	3,397,787	3,397,787

	The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance May 24, 1989	-	$-	$-	$-	$-

Shares issued for services
at $1.00 per share	397,787	398	30,201	-	30,599

Shares issued for services
at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss from inception through
December 31, 2004	-	-	-	(33,599)	(33,599)

Balance December 31, 2004	3,397,787	3,398	30,201	(33,599)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-

Balance December 31, 2005	3,397,787	3,398	30,201	(33,599)	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance December 31, 2006	3,397,787	3,398	30,201	(33,599)	-

Contributed services	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(7,043)	(7,043)

Balance December 31, 2007	3,397,787	3,398	33,201	(40,642)	(4,043)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(18,518)	(18,518)

Balance December 31, 2009	3,397,787	3,398	39,201	(59,160)	(16,561)

Contributed services	-	-	6,000	-	6,000

Net los for the year ended
December 31, 2009	-	-	-	(21,665)	(21,665)

Balance, December 31, 2009	3,397,787	$3,398	$45,201	$(80,825)	$(32,226)

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			From Inception
			On May 24,
	For the Years Ended		1989 through
	December 31,		December 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(21,665)	$(18,518)	$(80,825)

Adjustments to reconcile net income to
net cash provided by operating activities:
Common stock issued for services	-	-	33,599
Contributed services	6,000	6,000	15,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	750	(750)	-
Increase (decrease) in accounts payable	1,500		1,500

NET CASH USED BY
OPERATING ACTIVITIES	(13,415)	(13,268)	(30,726)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	-
Increase in payables - related parties	13,415	13,268	30,726

NET CASH PROVIDED BY
FINANCING ACTIVITIES	13,415	13,268	30,726

NET CHANGE IN CASH	-	-	-

CASH - Beginning of period	-	-	-

CASH - End of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Loss (numerator)	$ (21,665)	$ (18,518)
Shares (denominator)	3,397,787.	3,397,787.
Per share amount	$ (0.01)	$ (0.01)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2009.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009.

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2009	December 31, 2008
Income tax expense at statutory rate	$ (8,449))	$ (7,222))
Common stock issued for services	2,340	2,340
Valuation allowance	6,109	4,882
Income tax expense per books	$ - )	$ - )

Net deferred tax assets consist of the following components as of:

	December 31, 2008	December 31, 2007
NOL carryover	$ 6,109	$ 4,882
Valuation allowance	(6,109)	(4,882)
et deferred tax asset	$ -)	$ -)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $32,976 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year end.

Stock-based compensation.

As of December 31, 2009, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended December 31, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying audited financial statements as of December 31, 2009, management evaluated subsequent events through the date such financial statements were issued (filed with the SEC).

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $80,825 as of December 31, 2009. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 3 - NOTE PAYABLE-RELATED PARTY

The Company has a note payable due to a shareholder with a balance of $30,726 and $16,561 as of December 31, 2009 and 2008, respectively. The note payable is unsecured, accrues interest at 8% per annum and is due upon demand. The proceeds of the note are used to pay for the Company’s basic operating expenses, which include legal fees, accounting and audit fees, and filing fees, etc. The related-party lender is shareholder of the Company, and has informally agreed to finance the Company’s short-term operations due to the fact that the Company has no cash or revenue-producing operations as of December 31, 2009.

NOTE 4 – CONTRIBUTED SERVICES

During the years ended December 31, 2009 and 2008, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 for each of the years ended December 31, 2009 and 2008.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through April 26, 2010 and there are no material subsequent events to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greyhound Commissary, Inc.

By:	/S/	GEOFF WILLIAMS
Geoff Williams
President and C.E.O.
Principal Financial Officer
Principal Accounting Officer

Dated:	April 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

April 27, 2010
/S/ GEOFF WILLIAMS	President, C.E.O. and director
Geoff Williams	Principal Financial Officer
Principal Accounting Officer

April 27, 2010
/S/	NANCY AH CHONG	Secretary and Director
Nancy Ah Chong