Form 10-Q
period 2010-03-31
GREYHOUND COMMISSARY, INC.
filed 2010-05-14
CIK 1452011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                               Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                         Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 12, 2010

Common Stock, $.001 par value	3,397,787

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4(T).	Controls and Procedures	11

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Removed and Reserved)	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Greyhound Commissary, Inc. at March 31, 2010 and related unaudited statements of operations, and cash flows for the three and nine months ended March 31, 2010 and 2009 and the period from May 24, 1989 (date of inception) to March 31, 2010, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010 and December 31, 2009

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$-	$1,500
Note payable related party	36,249	30,726

Total Current Liabilities	36,249	32,226

TOTAL LIABILITIES	36,249	32,226

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value;
50,000,000 shares authorized, 3,397,787
shares issued and outstanding	3,398	3,398
Additional paid in capital	46,701	45,201
Deficit accumulated during the development stage	(86,348)	(80,825)

Total Stockholders' Equity (Deficit)	(36,249)	(32,226)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

	The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

			From Inception
			On May 24,
	For the Three Months Ended		1989 through
	March 31,		March 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	4,860	3,528	83,225

Total Operating Expenses	4,860	3,528	83,225

LOSS FROM OPERATIONS	(4,860)	(3,528)	(83,225)

OTHER INCOME (EXPENSE)

Interest expense	(663)	(382)	(3,123)

Total Other Income (Expense)	(663)	(382)	(3,123)

INCOME BEFORE TAXES	(5,523)	(3,910)	(86,348)

Income taxes	-	-	-

NET LOSS	$(5,523)	$(3,910)	$(86,348)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	3,397,787	3,397,787

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance May 24, 1989	-	$-	$-	$-	$-

Shares issued for services
at $1.00 per share	397,787	398	30,201	-	30,599

Shares issued for services
at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss from inception through
December 31, 2004	-	-	-	(33,599)	(33,599)

Balance December 31, 2004	3,397,787	3,398	30,201	(33,599)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-

Balance December 31, 2005	3,397,787	3,398	30,201	(33,599)	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance December 31, 2006	3,397,787	3,398	30,201	(33,599)	-

Contributed services	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(7,043)	(7,043)

Balance December 31, 2007	3,397,787	3,398	33,201	(40,642)	(4,043)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(18,518)	(18,518)

Balance December 31, 2009	3,397,787	3,398	39,201	(59,160)	(16,561)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(21,665)	(21,665)

Balance, December 31, 2009	3,397,787	3,398	45,201	(80,825)	(32,226)

Contibuted services (unaudited)	-	-	1,500	-	1,500

Net loss for the three months
ended March 31, 2010 (unaudited)	-	-	-	(5,523)	(5,523)

Balance, March 31, 2010 (unaudied)	3,397,787	$3,398	$46,701	$(86,348)	$(36,249)

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	(unaudited)

			From Inception
			On May 24,
	For the Three Months Ended		1989 through
	March 31,		March 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(5,523)	$(3,910)	$(86,348)

Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	750	33,599
Contributed services	1,500	1,500	16,500
Expenses paid on Company's behalf	5,523	1,660	36,249
by a related party
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,500)	-	-

NET CASH USED IN
OPERATING ACTIVITIES	-	-	-

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

NET CHANGE IN CASH	-	-	-

CASH - Beginning of period	-	-	-

CASH - End of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

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

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 210, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 -	NOTES PAYABLE RELATED PARTY

The principal shareholder of the Company has advanced the corporation $36,249. The note bears interest at 8 percent, is unsecured and is due and payable upon demand.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through April 30, 2010, and there are no material subsequent events to report.

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

Results of Operations

During the three month period ended March 31, 2010 (“first quarter”), we incurred a net loss of $5,523 compared to a $3,910 loss during the three month period ended March 31, 2009. The increased loss for the first quarter of 2010 is attributed to increased general and administrative expenses from $3,528 for the 2009 period to $4,860 for the 2010 period, due to increased legal and accounting costs related to making requisite filings with the SEC. Also contributing to the increased loss was the increase in interest expense from $382 for the 2009 period to $663 for the 2010 period due to increased borrowing.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the first quarter of 2010, a principal stockholder paid our expenses. At March 31, 2010 we had a note payable related party of $36,249, compared to $30,726 at December 31, 2008. The increase represents additional expenses paid by the stockholder. We expect to continue to rely on the stockholder to pay our expenses because we will not have cash reserves or revenues until we complete a merger with or acquisition of a business opportunity. There is no assurance that we will complete such a merger or acquisition or that the stockholder will continue indefinitely to pay our expenses.

At March 31, 2010, we had a stockholders’ deficit of $36,249 compared to a stockholders' deficit of $32,226 at December 31, 2009. The increase in stockholders' deficit at March 31, 2010 is attributed to ongoing legal and accounting expenses.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, concluded that as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

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

GREYHOUND COMMISSARY, INC.

Date: May 14, 2010	By:	/s/ GEOFF WILLIAMS
Geoff Williams

President, C.E.O. and Director

(Principal Accounting Officer)