Form 10-Q
period 2010-06-30
GREYHOUND COMMISSARY, INC.
filed 2010-08-16
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number  000-53529

GREYHOUND COMMISSARY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3853855
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

175 South Main Street, Suite 740, Salt Lake City, Utah 84111
(Address of principal executive offices)

(801) 322-3401
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Don not check if a smaller reporting company.)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]   No[  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 16, 2010
Common Stock, $0.001 par value	3,397,787

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Greyhound Commissary, Inc. at June 30, 2010 and related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2010 and 2009 and the period from May 24, 1989 (date of inception) to June 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

GREYHOUND COMMISSARY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2010

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,500	$1,500
Accrued Interest - related party	3,812	2,415
Note payable related party	38,866	28,311

Total Current Liabilities	46,178	32,226

TOTAL LIABILITIES	46,178	32,226

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value;
50,000,000 shares authorized, 3,397,787
shares issued and outstanding	3,398	3,398
Additional paid in capital	48,201	45,201
Deficit accumulated during the development stage	(97,777)	(80,825)

Total Stockholders' Equity (Deficit)	(46,178)	(32,226)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

	The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

					From Inception
					On May 24,
	For the Three Months Ended		For the Six Months Ended		1989 through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	12,055	3,255	15,555	6,783	93,920

Total Operating Expenses	12,055	3,255	15,555	6,783	93,920

LOSS FROM OPERATIONS	(12,055)	(3,255)	(15,555)	(6,783)	(93,920)

OTHER INCOME (EXPENSE)

Interest expense	(1,397)	(397)	(1,397)	(779)	(3,857)

Total Other Income (Expense)	(1,397)	(397)	(1,397)	(779)	(3,857)

INCOME BEFORE TAXES	(13,452)	(3,652)	(16,952)	(7,562)	(97,777)

Income taxes	-	-	-	-	-

NET LOSS	$(13,452)	$(3,652)	$(16,952)	$(7,562)	$(97,777)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	3,397,787	3,397,787	3,397,787	3,397,787
The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance May 24, 1989	-	$-	$-	$-	$-

Shares issued for services
at $1.00 per share	397,787	398	30,201	-	30,599

Shares issued for services
at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss from inception through
December 31, 2004	-	-	-	(33,599)	(33,599)

Balance December 31, 2004	3,397,787	3,398	30,201	(33,599)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-

Balance December 31, 2005	3,397,787	3,398	30,201	(33,599)	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance December 31, 2006	3,397,787	3,398	30,201	(33,599)	-

Contributed services	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(7,043)	(7,043)

Balance December 31, 2007	3,397,787	3,398	33,201	(40,642)	(4,043)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(18,518)	(18,518)

Balance December 31, 2009	3,397,787	3,398	39,201	(59,160)	(16,561)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(21,665)	(21,665)

Balance, December 31, 2009	3,397,787	3,398	45,201	(80,825)	(32,226)

Contibuted services (unaudited)	-	-	3,000	-	3,000

Net loss for the six months
ended June 30, 2010 (unaudited)	-	-	-	(16,952)	(16,952)

Balance, June 30, 2010 (unaudited)	3,397,787	$3,398	$48,201	$(97,777)	$(46,178)

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			From Inception
			On May 24,
	For the Six Months Ended		1989 through
	June 30,		June 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(16,952)	$(7,562)	$(97,777)

Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	33,599
Contributed services	3,000	3,000	18,000
Change in accrued interest	1,397	779	3,812

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,000	-	3,500

NET CASH USED IN
OPERATING ACTIVITIES	(10,555)	(3,783)	(38,866)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from notes payable - related parties	10,555	3,783	38,866

NET CHANGE IN CASH	-	-	-

CASH - Beginning of period	-	-	-

CASH - End of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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
June 30, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

 NOTE 4 – NOTES PAYABLE RELATED PARTY

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. The note bears interest at 8 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $38,866 and $28,311 as at June 30, 2010 and December 31, 2009, respectively.  The balance in interest accrued on the note totaled $3,812 and $2,415 as at June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010, Company shareholders performed services valued at $3,000 which have been recorded as a contribution to capital.

                 NOTE 5 – SUBSEQUENT EVENTS

 In accordance with ASC 855-10, Company management reviewed all material events and determined that there are no material subsequent events to report.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with limited capital and historical operations.  Our costs and expenses related to preparing and filing this and other reports with the SEC have been paid for by advances from stockholders.  We anticipate that future funds necessary to maintain our corporate viability will most likely be provided by officers, directors or principal stockholders.  However, unless we are able to finalize an acquisition of or merger with an operating business, or are able to secure significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended June 30, 2010 (“second quarter”), we incurred a net loss of $13,452 compared to a $3,652 loss during the three month period ended June 30, 2009.  The increased loss for the second quarter of 2010 is attributed to the 270% increase in general and administrative expenses, from $ 3,255 for the 2009 second quarter to $12,055 for the 2010 period, due to increased legal and accounting costs and expenses related to our requisite SEC filing requirements.  Interest expense for the second quarter of 2010 increased 252% to $1,397 from $397 for the 2009 period, due to an increase in loans from stockholders.

We also incurred a net loss of $16,952 for the six month period ended June 30, 2010, compared to $7,562 for the 2009 period.  This increase is also attributed to the 129% increase in general and administrative expenses from $6,783 for the 2009 period to $15,555 for the 2010 period, due to increased legal and accounting costs.  Interest expenses increased 79% from $779 for the 2009 period to $1,397 for the 2010 period, also due to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the second quarter of 2010, a principal stockholder paid our expenses.  At June 30, 2010 we had a note payable related party of $38,866, compared to $28,311 at December 31, 2009.  The increase represents additional expenses paid by the stockholder.  We expect to continue to rely on the stockholder to pay our expenses because we will not have cash reserves or revenues until we complete a merger with or acquisition of a business opportunity.  There is no assurance that we will complete such a merger or acquisition or that the stockholder will continue indefinitely to pay our expenses.

At June 30, 2010, we had a stockholders’ deficit of $46,178 compared to a stockholders' deficit of $32,226 at December 31, 2009.  The increase in stockholders' deficit at June 30, 2010 is attributed to ongoing legal and accounting expenses.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, concluded that as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREYHOUND COMMISSARY, INC.

Date: August 16, 2010	By: /S/ Geoff Williams
Geoff Williams
C.E.O. and Director
(Principal Accounting Officer)