Form 10-Q
period 2010-09-30
GREYHOUND COMMISSARY, INC.
filed 2010-11-15
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number  000-53529

GREYHOUND COMMISSARY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3853855
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2681 Parleys Way, Suite 204, Salt Lake City, Utah 84109
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]   No[  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 15, 2010

Common Stock, $.001 par value	3,397,787

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Greyhound Commissary, Inc. at September 30, 2010, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2010 and 2009 and the period from May 24, 1989 (date of inception) to September 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

GREYHOUND COMMISSARY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2010

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$250	$1,500
Accrued interest - related party	4,689	2,415
Note payable related party	44,366	28,311

Total Current Liabilities	49,305	32,226

TOTAL LIABILITIES	49,305	32,226

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value;
50,000,000 shares authorized, 3,397,787
shares issued and outstanding	3,398	3,398
Additional paid in capital	49,701	45,201
Deficit accumulated during the development stage	(102,404)	(80,825)

Total Stockholders' Equity (Deficit)	(49,305)	(32,226)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

	The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

					From Inception
					On May 24,
	For the Three Months Ended		For the Nine Months Ended		1989 through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	3,795	7,291	19,350	14,074	97,715

Total Operating Expenses	3,795	7,291	19,350	14,074	97,715

LOSS FROM OPERATIONS	(3,795)	(7,291)	(19,350)	(14,074)	(97,715)

OTHER INCOME (EXPENSE)

Interest expense	(832)	(480)	(2,229)	(1,259)	(4,689)

Total Other Income (Expense)	(832)	(480)	(2,229)	(1,259)	(4,689)

INCOME BEFORE TAXES	(4,627)	(7,771)	(21,579)	(15,333)	(102,404)

Income taxes	-	-	-	-	-

NET LOSS	$(4,627)	$(7,771)	$(21,579)	$(15,333)	$(102,404)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	3,397,787	3,397,787	3,397,787	3,397,787

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance May 24, 1989	-	$-	$-	$-	$-

Shares issued for services
at $1.00 per share	397,787	398	30,201	-	30,599

Shares issued for services
at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss from inception through
December 31, 2004	-	-	-	(33,599)	(33,599)

Balance December 31, 2004	3,397,787	3,398	30,201	(33,599)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-

Balance December 31, 2005	3,397,787	3,398	30,201	(33,599)	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance December 31, 2006	3,397,787	3,398	30,201	(33,599)	-

Contributed services	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(7,043)	(7,043)

Balance December 31, 2007	3,397,787	3,398	33,201	(40,642)	(4,043)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(18,518)	(18,518)

Balance December 31, 2009	3,397,787	3,398	39,201	(59,160)	(16,561)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(21,665)	(21,665)

Balance, December 31, 2009	3,397,787	3,398	45,201	(80,825)	(32,226)

Contibuted services (unaudited)	-	-	4,500	-	4,500

Net loss for the nine months
ended September 30, 2010 (unaudited)	-	-	-	(21,579)	(21,579)

Balance, September 30, 2010 (unaudited)	3,397,787	$3,398	$49,701	$(102,404)	$(49,305)

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			From Inception
			On May 24,
	For the Nine Months Ended		1989 through
	September 30,		September 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(21,579)	$(15,333)	$(102,404)

Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	33,599
Contributed services	4,500	4,500	19,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	750	-
Increase in accrued interest - related party	2,274	1,259	4,689
Increase (decrease) in accounts payable	(1,250)	-	250

NET CASH USED IN
OPERATING ACTIVITIES	(16,055)	(8,824)	(44,366)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Increase (decrease) in accounts payable	16,055	8,824	44,366

NET CASH PROVIDED BY
FINANCING ACTIVITIES	16,055	8,824	44,366

NET CHANGE IN CASH	-	-	-

CASH - Beginning of period	-	-	-

CASH - End of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREYHOUND COMMISSARY, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009
NOTE 1 - CONDENSED FINANCIAL STATEMENTS
The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

GREYHOUND COMMISSARY, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – NOTES PAYABLE RELATED PARTY

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. The note bears interest at 8 percent, is unsecured and is due and payable upon demand. The balance of this payable totaled $44,366 and $28,311 as at September 30, 2010 and December 31, 2009, respectively.  The balance in interest accrued on the note totaled $4,689 and $2,415 as at September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010, Company shareholders performed services valued at $4,500 which have been recorded as a contribution to capital.

NO   – SUBSEQUENT EVENTS

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

Results of Operations

During the three month period ended September 30, 2010 (“third quarter”), we incurred a net loss of $4,627 compared to a $7,771 loss during the three month period ended September 30, 2009.  The decreased loss for the third quarter of 2010 is attributed to the 48% decrease in general and administrative expenses, from $ 7,291 for the 2009 third quarter to $3,795 for the 2010 period, due to a decreased in legal and accounting costs and expenses related to our requisite SEC filing requirements.  Interest expense for the third quarter of 2010 increased 73% to $832 from $480 for the 2009 period, due to an increase in loans from stockholders.

We also incurred a net loss of $21,579 for the nine month period ended September 30, 2010, compared to $15,333 for the 2009 period.  This increase is attributed to a 37% increase in general and administrative expenses from $14,074 for the 2009 period to $19,350 for the 2010 period, due to increased legal and accounting costs.  Interest expenses increased 77% from $1,259 for the 2009 period to $2,229 for the 2010 period, also due to increased loans from stockholders.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the third quarter of 2010, a principal stockholder paid our expenses.  At September 30, 2010 we had a note payable related party of $44,366, compared to $28,311 at December 31, 2009.  The increase represents the additional expenses paid by the stockholder.  We expect to continue to rely on the stockholder to pay our expenses because we will not have cash reserves or revenues until we complete a merger with or acquisition of a business opportunity.  There is no assurance that we will complete such a merger or acquisition or that the stockholder or other persons will continue indefinitely to pay our expenses.

At September 30, 2010, we had a stockholders’ deficit of $49,305 compared to a stockholders' deficit of $32,226 at December 31, 2009.  The increase in stockholders' deficit at September 30, 2010 is attributed to ongoing legal and accounting expenses.  Also, during the nine months ended September 30, 2010, shareholders performed services valued at $4,500, which has been recorded as a contribution to capital.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, management, including our principal executive officer and principal accounting officer, concluded that as of September 30, 2010, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

.

GREYHOUND COMMISSARY, INC.

Date: November 15, 2010	By: /S/ Geoff Williams
Geoff Williams
President, C.E.O. and Director
(Principal Accounting Officer)