Form 10-K/A
period 2009-12-31
GREYHOUND COMMISSARY, INC.
filed 2011-01-12
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

   ☒                Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
   ☐                 Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:  000-53529

Greyhound Commissary, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3853855
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (801) 322-3401

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $-0-. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of January 11, 2011 was 3,397,787.
DOCUMENTS INCORPORATED BY REFERENCE
A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for Greyhound Commissary, Inc. amends the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 28, 1010.  This Amendment No. 1 is being filed solely to revise the Report of Independent Registered Public Accounting Firm for the December 31, 2009 financial statements of Sadler, Gibb & Associates, L.L.C., which erroneously referenced a company other that Greyhound Commissary, Inc.

We have also included financial statements, an updated signature page and currently dated certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART  1V

Item 15.                 Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name
3.1*	Certificate of Incorporation
3.2*	By-Laws
4.1*	Instrument defining rights of stockholders (See Exhibit No. 3.1, Certificate of Incorporation)
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. and Principal Accounting Officer Purusuant to 18 U.S.C. Sectin 1350
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed as an exhibit to the Form 10-SB filed December 16, 2008.

Greyhound Commissary, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009

C O N T E N T S

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greyhound Commissary, Inc.
(A development stage company.)

We have audited the accompanying balance sheet of Greyhound Commissary, Inc., as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for the years then ended, and for the preiod from inception on May 24, 1989 through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Greyhound Commissary, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, and for the preiod from inception on May 24, 1989 through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had a loss from operations since inception of $78,365, an accumulated deficit of $80,825, and working capital deficit of $32,226, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Loss (numerator)	$(21,665)	$(18,518)
Shares (denominator)	3,397,787	3,397,787
Per share amount	$(0.01)	$(0.01)

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2009	December 31, 2008
Income tax expense at statutory rate	$(8,449))	$(7,222)
Common stock issued for services	2,340	2,340
Valuation allowance	6,109	4,882
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2008	December 31, 2007
NOL carryover	$6,109	$4,882
Valuation allowance	(6,109)	(4,882)
et deferred tax asset	$-	$-

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

Dated: January 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ GEOFF WILLIAMS	President, C.E.O. and Director	January 12, 2011
Geoff Williams	Principal Financial Officer
Principal Accounting Officer

/S/ NANCY AH CHONG	Secretary and Director	January 12, 2011