Form 10-K
period 2010-12-31
Tanke Biosciences Corp
filed 2011-03-31
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:  333-152535

TANKE BIOSCIENCES CORPORATION
 (Exact Name of Registrant as specified in its Charter)

Nevada	26-3853855
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

Room 2801, East Tower of Hui Hao Building, No. 519 Machang Road, Pearl River New City, Guangzhou, People’s Republic of China	510627
(Address of Principal Executive Offices)	(Zip code)
Registrants’ telephone number, including area code:   +86-20-3885-9025

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  [Not available.]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 31, 2010, there were 13,324,093 outstanding shares of common stock of the registrant, par value $.001 per share.

TANKE BIOSCIENCES CORPORATION

PART 1

Throughout this Annual Report, the term “Greyhound” refer to Greyhound Commissary Inc. prior to giving effect of the Share Exchange;  the terms “Company,” “we,” “us,” or “our” refer to Tanke Biosciences Corporation., a Nevada corporation, together with: (i)  its wholly owned subsidiary, China Flying Development Limited., a Hong Kong company (“China Flying”); (ii)  its indirect wholly foreign owned subsidiary, Guangzhou Kanghui Agricultural Technology Co., Ltd., a PRC company (“WFOE”); and (iii) the WFOE’s variable interest entity, Guangzhou Tanke Industry Co., Ltd., a PRC company (“Guangzhou Tanke”), which is our principal operating subsidiary. We sometimes refer to China Flying, WFOE and Guangzhou Tanke collectively as the “Group.”  As used in this Annual Report, “China” or “the PRC” refers to the People’s Republic of China.

FORWARD LOOKING STATEMENTS

Certain information contained in this prospectus include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company and our management and their interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events.  Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of our products;

•	our ability to develop, acquire and/or introduce new products;

•	our projected future sales, profitability and other financial metrics;

•	our future financing plans;

•	our plans for expansion of our facilities;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand our sales and marketing capability;

•	acquisitions of other companies or assets that we might undertake in the future;

•	our operations in China and the regulatory, economic and political conditions in China;

•	our ability as a U.S. company to operate our business in China through an indirect wholly-owned subsidiary; and

•	competition existing today or that will likely arise in the future.

Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this prospectus generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this prospectus will in fact occur.  Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions in this prospectus about the Company include financial projections and future estimates and expectations about the Company’s business.  The projections, estimates and expectations are presented in this prospectus only as a guide about future possibilities and do not represent actual amounts or assured events.  All the projections and estimates are based exclusively on the Company management’s own assessment of our business, the industry in which it works and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities.  The actual results may differ significantly from the projections.

Potential investors should not make an investment decision based solely on the Company’s projections, estimates or expectations.

EXPLANATORY NOTE

On February 9, 2011, we acquired China Flying (the “Share Exchange”) and its indirect, controlled subsidiary Guangzhou Tanke, a leading animal nutrition and innovative feed additive provider in China pursuant to the Share Exchange Agreement (the “Share Exchange Agreement”), dated as of January 3, 2011, by and between the Company, China Flying and Golden Genesis Limited (“Golden Genesis”), a British Virgin Islands company and the sole shareholder of China Flying.  The closing of the transactions set forth in the Share Exchange Agreement resulted in a change of control of the Company which was accounted for as a reverse acquisition.  As a result, the  Company's (the legal acquirer) consolidated financial statements will, in substance, be those of China Flying (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of Guangzhou Tanke, and its subsidiaries, being included effective from the date of the closing of the Share Exchange. However, because the Share Exchange was not completed until February 9, 2011, after the end of our most recent fiscal year on December 31, 2010, we are required to include in this annual report on Form 10-K for the year ended December 31, 2010, the audited consolidated financial statements (and discussion thereof in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Greyhound, the legal acquirer, as of December 31, 2010 (e.g., prior to the closing of the Exchange). Guangzhou Tanke's audited financial statements and management's discussion thereof will be filed as an amendment to our current report on Form 8-K filed on February 10, 2009. As a result of the Share Exchange and the VIE Agreements, the Company, through Kanghui Agricultural, its indirect wholly owned subsidiary, assumed management of the business activities of Guangzhou Tanke and has the right to appoint all executives and senior management and the members of the board of directors of Guangzhou Tanke.

ITEM 1.  BUSINESS.

Organizational History

Greyhound, our predecessor corporation, was organized on May 24, 1989 under the laws of the State of Idaho and was re-incorporated under the laws of the State of Nevada on November 1, 2007.  Greyhound was initially created to provide a variety of services related to the operation of a nearby greyhound dog-racing track.  Following inception, Greyhound raised funds to assist it in providing food, shelter, healthcare and other services to animals used in the greyhound racing.  Subsequently the track was closed and the business was curtailed.  Beginning in 1995, Greyhound engaged in an ongoing search for suitable business opportunities, including a potential merger.

VIE Agreements and Call Option Agreement

On January 3, 2011, Kanghui Agricultural, entered into a series of variable interest entity contractual agreements (the “VIE Agreements”), with Guangzhou Tanke and its shareholders namely Mr. Guixiong Qiu (“Mr. Qiu”), Mr. Bi Gao (“Mr. Gao”), Ms. Xiuzhen Liang (“Ms. Liang”) and Mr. Bing Teng (“Mr. Teng” and collectively with Mr. Qiu, Mr. Gao and Ms. Liang,  the “Guangzhou Tanke Shareholders”).  Pursuant to the VIE Agreements, Kanghui Agricultural effectively assumed management of the business activities of Guangzhou Tanke and has the right to appoint all of the executives and senior management and the members of the board of directors of Guangzhou Tanke.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Voting Rights Proxy Agreement, Equity Pledge Agreement and Option Agreement, through which Kanghui Agricultural has the right to advise, consult, manage and operate Guangzhou Tanke for an annual fee in the amount of Guangzhou Tanke’s yearly net profits after tax.  Additionally, the Guangzhou Tanke Shareholders pledged their rights, titles and equity interest in Guangzhou Tanke as security for Kanghui Agricultural to collect consulting and services fees provided to Guangzhou Tanke through an Equity Pledge Agreement.  In order to further reinforce Kanghui Agricultural’s rights to control and operate Guangzhou Tanke, the Guangzhou Tanke Shareholders granted Kanghui Agricultural an exclusive right and option to acquire all of their equity interests in Guangzhou Tanke through an Option Agreement.

In addition, on January 3, 2011, the Guangzhou Tanke Shareholders each entered into a call option agreement (the “Call Option Agreement”) with Golden Genesis and Wong Kwai Ho (“Ms. Wong”), a Hong Kong resident owning 100% of the issued and outstanding shares of Golden Genesis.  Under the terms of the Call Option Agreement, which became effective upon the closing of the Share Exchange, Golden Genesis shall transfer up to 100% of the shares of Common Stock that it received in the Share Exchange within the next 3 years to the Guangzhou Tanke Shareholders for consideration of $0.01 per share, resulting in the Guangzhou Tanke Shareholders owning a majority of the outstanding shares of our Common Stock.  The Call Option Agreement provides that Golden Genesis shall not dispose of the respective portion of the shares of Common Stock without the Guangzhou Tanke Shareholders’ prior written consent.

The Share Exchange

On February 9, 2011, we acquired China Flying, its wholly owned subsidiary Kanghui Agricultural and Guangzhou Tanke, its indirect, controlled subsidiary, pursuant to the Share Exchange Agreement.  In exchange for shares of China Flying, we issued to Golden Genesis 10,758,000 newly issued shares of our Common Stock.  In addition, pursuant to the terms of the Share Exchange Agreement, we effected a 1 for 8.512 reverse stock split to modify our capital structure to accommodate the transactions contemplated by the Share Exchange and the Private Placement and to put in place an appropriate capital structure for the Company following the closing of the Share Exchange and the Private Placement.

Private Placement

On February 9, 2011, we consummated a private placement transaction (the “Private Placement”) with aggregate gross proceeds of $7,670,071.50.  In the private placement we sold units that consisted of a $1.15 principal amount 8% Senior Convertible Note (each, a “Note”) and a Common Stock Purchase Warrant (each, a “Warrant”) to purchase one share of our common stock, par value $0.001 per share (the “Common Stock”) with an exercise price of $1.40 per share.  The Notes are convertible into up to 6,669,627 shares of Common Stock and the Warrants are exercisable for 6,669,627 shares of Common Stock.  In connection with the Private Placement, on February 9, 2011, we issued to certain affiliates of Euro Pacific Capital, Inc. (the “Lead Placement Agent”), our lead placement agent in the Private Placement, warrants to purchase an aggregate of 669,963 shares of Common Stock at an exercise price of $1.15 per share.

Securities Escrow Agreement

On February 9, 2011, in connection with the Private Placement,  we entered into a Securities Escrow Agreement (the “Securities Escrow Agreement”) with the Lead Placement Agent, as agent, Golden Genesis and Escrow, LLC (the “Escrow Agent”), as escrow agent, pursuant to which  Golden Genesis placed 2,000,000 shares of Common Stock (the “Escrow Shares”) in escrow with the Escrow Agent, to be disbursed to either the investors in the Private Placement on a pro rata basis or to Golden Genesis based on the financial performance of Guangzhou Tanke, the Company’s principal operating business.  If our “Adjusted Income” (as defined below) for the year ending December 31, 2011 is (i) at least $4,652,410, then Golden Genesis shall receive an aggregate of one million (1,000,000) Escrow Shares or (ii) less than $4,652,410, then the Investors shall receive an aggregate of one million (1,000,000) Escrow Shares.  If Guangzhou Tanke’s Adjusted Income for the year ending December 31, 2012 is (i) at least $7,571,111, then Golden Genesis shall receive an aggregate of one million (1,000,000) Escrow Shares or (ii) less than $7,571,111, then the investors in the Private Placement shall receive an aggregate of one million (1,000,000) Escrow Shares.  For the purposes of the Securities Escrow Agreement, “Adjusted Income” means the sum of: (A) our net income; plus (B) any expense incurred in connection with the transactions contemplated by the Securities Purchase Agreement in connection with the Private Placement, including, without limitation, expenses related to the filing of a registration statement; plus (C) any depreciation and amortization expenses related to the expenses described in (B) above for the fiscal year ending December 31, 2011 or December 31, 2012 (as applicable), in each case as determined in accordance with GAAP, as reported in our Annual Report on Form 10-K as filed with the SEC.

Our Business Subsequent to the Share Exchange

As of the closing of the Share Exchange on February 9, 2011, we adopted Guangzhou Tanke’s business, as one of the leading animal nutrition and innovative feed additive providers in China.  The following description of our business relates to our current business and operations.

Overview

Through Guangzhou Tanke, our principal operating business, we are engaged in the development, production, marketing and distribution of a broad range of innovative feed additive products that foster the growth of healthy and profitable animals.

Our principal offices are located at East Tower of Hui Hao Building, No. 519 Machang Road, Pearl River New City, Guangzhou, China.  Our telephone number is +86-20-3885-9025.

In 2001, we were designated a certified hi-tech company by the Guangzhou City Commission of Science and Technology as recognition of new technology that we developed in the agricultural industry, and in addition to our headquarters, we operate in a modern 34,000 square-meter manufacturing facility in the Huadu Economic District, also in Guangdong province.  As the Chinese economy continues to evolve and prosper, the opportunity for technology companies like the Company should increase dramatically.

Our feed additive products are distinguished from traditional artificial feed additives in that they are non-hazardous, environmentally friendly and safe for livestock and their human consumers, making them compatible with China's efforts to develop a safer food supply.  Such feed additive products are environmentally friendly because animals that consume them produce less waste products than other animals and a decrease in the amount of waste produced is beneficial to the environment.

As a growing player in providing advanced, environmentally-friendly and innovative feed additives, we believe that sales will rapidly increase as more large scale farms and feed processing and production companies in China seek “Pollution-Free” and “Green Food” certifications from the Chinese government. These certifications indicate that the farm or food production facility has taken material steps to make its manufacturing process as environmentally friendly as possible and the food provided as safe as possible. In 1992, the China Green Food Development Center was established under the jurisdiction of the Ministry of Agriculture of the PRC to test food products for chemical residues from fertilizers and pesticides. Our products, particularly organic trace mineral additives, increase an animal’s ability to absorb feed, or its bioavailability, resulting in lower excretion to the soil and therefore less damage to the environment.  In addition, the development and research of feed additives in China lags behind the United States and Europe, presenting a significant growth opportunity as Chinese farmers and ranchers include a greater amount of increasingly sophisticated additives in their feeds.

Our major products address most key market categories within China’s animal feed additive industry, including:

•	Organic Trace Mineral Additives, which accounted for approximately 75% of our revenue in 2010;

•	Feed Acidifiers, Seasonings and Flavor Enhancers, which accounted for approximately 16% of our revenue in 2010; and

•	Herbal Medicine Additives, which account for approximately 2% of our revenue in 2010.

Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations.  As a result of our diversified products and extensive distribution network, we believe that we are ideally positioned to help meet China’s growing demand for safe and reasonably priced food.

From Guangzhou Tanke’s incorporation in April 1997, when it manufactured one product utilizing a small rented facility in Gaotang in the Guangdong province, Guangzhou Tanke has grown into one of China’s largest feed additive producers.  As of December 31, 2010, we marketed 21 different brands of feed additives and had an aggregate production capacity of approximately 400 metric tons per week of feed additive, of which 250 metric tons are organic trace minerals.  We estimate that we are currently operating at a blended average across our product lines of approximately 44% of our manufacturing capacity at our current facility.  We expect our manufacturing output to increase in 2011 and beyond, and are thus seeking to acquire land for and to build a second facility, which is currently scheduled to be operational in the fourth quarter of 2011.

Currently, we plan to introduce two new products into the market in 2011.  The first, CA-13, is antibiotic free and designed to enhance the breeding of early-wean piglets by improving their immune system and reducing the days needed for the production of fully-grown pigs.  The second, a vitamin additive, enhances the effectiveness of the Company’s trace minerals by promoting greater growth, reducing animal stress and improving the immune system.  We expect both products to enhance our future growth.

Overview of the Chinese Feed Additive Market

Over the past decade, as a result of a series of market-based reforms, China’s economy has experienced unprecedented growth, with an average annual GDP growth rate of over 10%. As China has become more prosperous, the rapid growth in per capita income and consumer choices has led to a dramatic improvement in living standards and dietary patterns. Chinese consumers have significantly increased their consumption of high-protein food such as meat and other livestock, shifting away from  traditional staple grain-based foods. This growing demand for high-protein foods has had a material impact on the growth of the feed additive market.

Beginning in the mid-1970s, in response to China’s increasing and diversifying food consumption, its domestic feed industry began to experience rapid development and transitioned into the world’s second largest feed producer behind the United States. According to a recent research report issued by IBISWorld in March 2011, (Originated in 1971, IBISWorld is the market research organization that specializes in long range forecasting of industries and business environments in Australia, the United States and China), revenue of animal feed manufacturing (including pet food) industry increased from $39.8 billion in 2007 to a forecast $97.62 billion in 2011.  This prepresents an annualized growth rate of 27.8%. The growth momentum is expected to penetrate in future years with an projected total revenue of $158.63 billion in 2017, or an average growth rate of 14.8%. .

In the past decade, feed producers have become more efficient, with new, high production mills replacing older, smaller mills. As part of their effort to improve the quality of agricultural output and the efficiency of animal production, commercial feed producers have increased their use of feed additives. According to the Chinese Ministry of Agriculture, the Chinese market for all feed additives in 2009 was $4.6 billion.

According to Chinese Feed Industry Information, in contrast to the rapid growth demonstrated by other sectors of the general feed industry, the development and research of feed additive in China lags behind. Many of the high efficient, low toxic and less residual feed additive products used in China still depend heavily on imported products, creating a significant opportunity for domestic manufactures, like the Company, to increase its market share in China. Additionally, while the United States and Western Europe have over 300 feed additive formulas approved for use, to date China has approved approximately 200 feed additive formulas, of which most are imported. As China permits more feed additive formula approvals in an attempt to close the gap with the western developed countries, the Company will benefit since it has the technology and manufacturing capability to produce these new and more effective products.

One of the primary components of the Company’s business is Feed Acidifiers and it has gained significant momentum in recent years as a substitute for growth promoters that rely on antibiotics as the primary ingredient. The desirability of Feed Acidifiers is a result of growing concerns about drug-resistant “superbugs” in humans and animals resulting from the indiscriminate use of antibiotics. The global feed industry has been under scrutiny for years for its use of antibiotics as growth promoters in the rearing process of livestock, prompting the European Union to ban the use of Antibiotic Growth Promoters (AGPs) in January 2006. The Chinese government is currently tightening the industry standard and may follow the EU’s lead to restrict or ban the use of AGPs.  Our Feed Acidifiers differ from other growth promoters because they contain alkaloids to stimulate acid production in an animal’s stomach, lowering the pH levels to improve overall animal health. Such Feed Acidifiers do not rely on antibiotics as a primary ingredient. Rather, the ingredients in our Feed Acidifiers comply with the more restrictive requirements of the EU and the increased regulation that we anticipate in the future from China’s regulatory authorities.

In response to quality control breakdowns from isolated Chinese manufacturers in 2007, in June, 2009, the Chinese Ministry of Agriculture announced Bulletin No. 1224 (the Safe Use of Feed Additive Specification), which tightened feed additive quality control standards by specifying “norms” of trace elements and other feed additives usage. The maximum normative amounts set by the Chinese government are required to be strictly followed and implemented. As a result of these regulations, the Company expects this new regulation to drive the market to shift from high dosage, low absorption rate inorganic products to low dosage, high absorption rate organic products. Our products meet the requirements described in the new regulations in that they require a smaller amount of additive (a lower dosage) for the same nutritional effect as inorganic products. In addition, our products increase the bioavailability of the animal resulting in less excretion to the environment.  As one of the pioneers in the organic trace minerals additive segment, Guangzhou Tanke, as a member of the Chinese Feed Association, participated in setting the national standards on the usage of organic trace minerals additives.  As a result, we are well positioned to further expand our market position.

Competition in the Chinese Market

The Chinese feed market is highly fragmented, according to Chinese Feed Trade, there were total 14,709 producers in 2009, of which 265 were state-owned companies, 7,481 are private enterprises.  While many of our domestic competitors are smaller businesses that operate in relatively specialized niche product areas, the industry is in the process of transforming itself from small, family-based operations into large, enterprise based businesses.

Foreign firms are also attempting to gain a foothold in the Chinese feed additive market, but generally charge higher prices than those of domestic manufacturers.

Our largest Chinese competitors include:

•
Changsha Xingjia Bio Tech Co., Ltd., which is engaged in developing, marketing and producing safe, environmental friendly trace mineral feed additives. Changsha offers compound acidifier, amino acid chelated trace elements, copper chloride and other products. Changsha has sales office nationwide and subsidiaries in Thailand and Singapore.

•
Debon Bio Tech Co., Ltd., which was established in 2004 and is a Sino-German joint venture engaged in feed additive development and raw material trading. Debon has a long term partnership with its German partner and imports piglet nutrition and feed additives from overseas.

We also compete with the following large international manufacturers:

•
Zinpro Corporation, a manufacturer of trace minerals. Zinpro offers iron, copper, manganese, zinc and cobalt products used in the dairy, beef, poultry, swine, and equine industries. Headquartered in Eden Prairie, Minnesota, Zinpro has sales offices in the United States, Canada, Mexico, the Netherlands, China, Japan, Thailand, Brazil, Australia and New Zealand.

•
Alltech Inc., an animal health and nutrition company. Alltech manufactures nutritional products and solutions for the feed industry.  It provides natural feed ingredients and Sel-Plex organic selenium for use in animal species with selenium deficiencies for feed and food manufactures in North America, Latin America, the Asia-Pacific, Europe, the Middle East, and Africa. Alltech is headquartered in Nicholasville, Kentucky and has bioscience centers in the United States, Ireland, and Thailand.

Growth Strategy

Our goal is to become the leading provider of feed additives in China.  Our primary growth strategy is as follows:

Strengthen our leading position in the organic trace mineral market and substantially increase our Chinese market share within the next three years.

In recent years, Chinese inorganic minerals have been linked to contamination by heavy metals and dioxins. As a result, farmers and feed producers are increasingly switching to organic trace minerals based on research that indicates that quality organic minerals are superior to inorganic minerals in bioavailability, health and performance.

As the largest organic trace minerals producer in China, accounting for approximately 6.6% of total production on an annual basis, the Company is ideally positioned to benefit from the substantial growth it anticipates in the organic trace mineral market. To meet the expected demand, we plan to build a second manufacturing facility that would double our organic trace mineral production capacity.

Expand sales of our products to more regions within China.

As of the end of 2010, we had sales representatives in six of the major agriculture centers in China, including China’s northeastern and southern regions. To expand our reach into China’s other regions, we intend to establish sales offices in the northern and central regions of China and hire 25 additional sales personnel in 2011.

Increase our production capacity

Our current production capacity is 400 metric tons per week and our current production capacity is 250 metric tons per week for organic trace minerals.  We estimate we are currently operating at a blended average across our product lines of approximately 44% of our manufacturing capacity at our current facility.  We expect our manufacturing output to increase in 2011 and beyond, and are thus seeking to acquire land for and to build a second facility, which is currently scheduled to be operational in the fourth quarter of 2011.  To acquire this second facility, and as part of our expansion strategy, we have entered into a letter of intent to purchase a land use right in Qingyuan, Guangdong to build our second manufacturing facility.  Upon the completion of the project, we plan to move our manufacturing of organic trace minerals from our existing manufacturing facility in Huadu to the new facility in Qingyuan.  This significant evolution of our manufacturing structure is expected to allow us to devote the Qingyuan facility to our core business of organic trace minerals while providing sufficient production capacity at the Huadu facility for the production of our other products.  We expect this new facility, when completed, to significantly increase our total production capacity on an annual basis.

Increase our investment in research and development.

To maintain a competitive advantage in the marketplace, we plan to devote greater resources to our in-house research and development team and to enhance and expand our collaborations with institutions and universities.  Our in-house research team typically requires one to two years to develop a new product and bring it to market. We intend to enhance our trial testing program by acquiring a farm operation to streamline our testing.

Additionally, we plan to strengthen our collaboration with institutions and universities as part of our effort to stay on the cutting edge of the feed additive business.  We believe that as the Chinese market continues to grow and mature, companies will face increasing competitive pressure both in the area of technology and talented personnel. Our partnership with institutions and universities will not only provide us with skilled human resources, but also will assist us in staying on the cutting edge of the industry. Currently, the majority of our research partners are located in Guangzhou, and we intend to establish similar cooperative relationships with schools in other regions.

Strengthen international sales.

We plan to increase our attendance at industry exhibitions worldwide to market our products to a broader market of potential customers. In our experience, participating in these exhibitions is an effective way to introduce our products overseas and develop new customers.

Competitive Strengths

We believe that the following competitive strengths have contributed to our current market position and enables us to capitalize on the growth opportunities in the feed additive market in China:

We have a leading market position in the organic trace mineral market.

We are the largest provider and producer of organic trace minerals in China with production capacity of 250 metric tons per week. We entered into a letter of intent to acquire land use rights in Qingyuan, Guangdong province, to build a second manufacturing facility, a project we expect to take one year.  Upon the completion of this facility, we expect to double our production capacity of organic trace minerals.

We offer a diversified product portfolio.

Following the introduction of Guangzhou Tanke’s first flavor enhancer into the market in 1997, we have introduced a broad product portfolio to the market, including organic trace mineral, functional regulation additives and herbal medicine additives. Within each of these segments, we produce a diverse array of products.

We have strong research and development capabilities.

We have made significant investments in research and development. We focus our research and development efforts on creating new products with large potential markets and on improving existing technologies, both with a view towards increasing market share and growing the business.

We have built a reputation for exceptional quality.

Our customers depend on our products’ reputation for exceptional quality and uniformity. We have an ISO 9001/2000 International Quality Management System Certificate for our operations management system and Good Manufacturing Practice (GMP) for our manufacturer compliance for animal drugs, certifying our commitment to the integrity of our products. The World Health Organization (WHO) initiated the GMP system in the 1960s, and China adopted it in the early 1980s. GMP guidelines define standards for the pharmaceutical manufacturing process to reduce the possibility of contamination errors. Companies that fail to meet GMP specifications will be restricted or banned from production.

Our management team has extensive knowledge of, and experience in, the feed additive industry.

Our management team, led by Guixiong Qiu, Guangzhou Tanke’s founder and our Chief Executive Officer, match their academic backgrounds in agriculture and chemistry with extensive knowledge of the feed additive industry in China and a proven track record of developing and marketing quality feed additive products.

Products and Services

We currently market 21 different brands of feed additives at various price points to meet the demands of existing and prospective customers.  Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. Our business focuses on four key business areas: organic trace minerals additives, functional regulation additives, herbal medicine additives and other. The following chart shows each segment’s contributions to fiscal 2010 net sales and gross profit.

Organic Trace Mineral Additives

We are China’s largest domestic provider of organic trace mineral additives, specializing in the development and production of chelated organic trace minerals additives.  Our current trace mineral manufacturing facility is the largest chelating facility in China and has the capacity to produce approximately 250 metric tons of organic trace mineral per week.

Our total revenue for organic trace minerals in 2010 was approximately $15,197,415.  Such revenue accounted for approximately 75% of our 2010 revenues and net sales and carried a gross profit margin of approximately 52%.

Minerals play an important role in the growth and development of fish, livestock, pigs and cattle and are routinely used by breeders to supplement their animals’ diets. Animals require two classes of minerals: major minerals, which include sodium, potassium, chloride, calcium, magnesium, phosphorus, and sulfur, and trace minerals, which include copper, iron, manganese, molybdenum, zinc, chromium, fluorine, selenium and silicon.  Major and trace minerals are differentiated primarily by the amount of a particular mineral that an animal requires. Animals require a minimum of 100 milligrams per day of the major minerals to carry out normal bodily functions and less than 100 milligrams per day of trace minerals.

While major minerals are typically present in most feed products provided to animals, Chinese farmers and ranchers are placing an increasing emphasis on the consumption of trace minerals, which help the animal’s body perform its daily routines more efficiently.

Trace minerals are widely available as feed additives in two main forms: organic and inorganic. Although both forms are commonly used, important differences exist in their bioavailability and environmental impact.  Bioavailability means the degree or rate at which a nutrient of medication is absorbed and becomes available to the body. Organic trace minerals increase bioavailability, reducing feed costs and minimizing nutrient buildup in the soil. Environmentally, new restrictions are likely to be imposed on producers to reduce nutrient excretion, making our organic feed additives more appealing to breeders.  Our products are more appealing because they achieve similar production results to inorganic feed additives while requiring smaller amounts of trace materials.

Our organic trace minerals are marketed primarily in, but also outside of, China to large scale feed producers and farmers under the brand name “Qili”.  Our principle organic trace minerals products are:

•	Iron glycine chelate (G/Fe-140);
•	Iron glycine chelate (G/Fe-185);
•	Zinc glycine chelate (G/Zn-220);
•	Manganese glycine chelate (G/Mn-220);
•	Copper glycine chelate (G/Cu-210);
•	Chromium glycine chelate (G/Cr-001);
•	Iron methionine chelate (M/Fe-155);
•	Zinc methionline chelate (M/Zn-190);
•	Manganese methionine chelate (M/Mn-155);
•	Copper methionine chelate (M/Cr-001);
•	Zinc lysine chelate (L/Zn-105);
•	Zinc lysine chelate (L/Zn-145); and
•	Copper lysine chelates (L/Cu-100).

Qili products provide the essential minerals (zinc, copper, manganese and chromium) and lysine, which is an amino acid essential to a nutritious livestock feed program. Such products provide nutritional balance for the animals in order for them to have a healthier life.  Qili products also help animals absorb these essential minerals and lysine in order to slow the process by which nutrients pass through the animal.

We also produce and market multiple trace mineral premix products for livestock and poultry under the trademark “Qilimix,” which has been particularly successful in foreign markets.  These products contain highly bio-available minerals and result in the lowest excretion of minerals into the environment, especially for high content copper and zinc. Qilimix products are used to improve the reproductive performance of sows and breeder poultry, the growth and reproductive performance of pigs and the quality and color of animal carcasses.

Functional Regulation Additives

We are the one of the leading developers and providers of functional regulation additives in China. According to the Chinese Ministry of Agriculture, the Chinese market for functional feed additives in 2009, including feed acidifiers and flavor enhancers, was $328 million. Our total revenues and net sales of functional feed additives in 2010 was $3,388,111 accounting for approximately 1% of China’s total production.

Sales from functional regulation additives represent approximately 16% of our 2010 revenues and net sales and carry a gross profit margin of approximately 35%.

Functional feed additives are widely used to enhance the properties of other products, improve feed efficiency and stimulate the rapid maturation of the immune system. We currently produce two types of functional regulation additives: feed acidifiers and flavor enhancers.

Feed Acidifiers

Feed acidifiers are used to prevent microbial degradation of raw materials or finished feeds and to maintain the quality of feed. We produce and market feed acidifiers under the trademark “Qilicid”. Qilicid products consist of alkaloids that stimulate acid production and lower pH levels, inhibiting the development of pathogenic bacteria in the stomach and stimulating endogenous pepsin activities in the stomach and enzyme production in the intestine.

Qilicid products slow the passage of the feed through the animal’s intestine, allowing ample time for digestion, increasing feed intake and nutritional efficiency, reducing undesired gut microorganisms, supporting endogenous digestive enzymes and improving animal growth performance.

Flavor Enhancers

Flavor enhancers are widely used throughout the world as an important agent in the production of blended and high-grade feed to ensure animals obtain the required nutrients and to improve feed efficiency. There are two types of flavor agents: aroma agents, which impart a pleasant scent to feed and come from the roots, stems, leaves, and fruits of natural plants and from artificial compounds, and taste agents, which include sweeteners, which improve the feed’s taste and promotes continuous eating and come from flavor agents, salty agents and other flavoring materials.

All flavor enhancers are used to improve feed palatability, enhance animal appetite and stimulate saliva, gastric and pancreatic juices and other digestive juice secretion and gastrointestinal motility and ultimately feed consumption and yield from production animals.

As animals grow, their nutritional needs change, requiring corresponding changes to feed. Such feed changes often result in reduced intake by animals accustomed to the flavor of prior feeds. Flavor agents can be mixed with different feeds to result in the same or similar flavor as previous feeds, which helps animals maintain their food intake and successfully switch to a new formula. Additionally, during periods of weaning and transportation, animals and fish normally reduce feed intake. Adding a flavor agent to blended feeds can help alleviate stress and unease, increasing feed consumption and ensuring that an animal obtains the nutrients it requires.

We produce and sell the following (non-sugar) natural sweeteners, feed flavor enhancers, and attractants for use with feed for pigs, piglets, fish and other aquatic animals under the trademark “Tankeball™” Functional Flavoring Series:

•	Tanksweet ST (a mixed sweetener designed to improve the palatability and acceptability of all pig feed);

•	Tankarom ST (a feed flavor enhancer and functional physiological regulator that assists animals in overcoming the negative effects of weaning, stress, disease, medications or mal-flavored feedstuffs);

•	Tankmix SA (a co-mixed product with sweetener and flavoring that makes feed more attractive);

•	Tankebaal sweet (a mixed sweetener to improve the palatability and acceptability of all pig feed);

•	Tankarom (a functional physiological regulator);

•	Fishy Spicy (an aroma agent added to fishmeal to enhance fishy taste, cover-up mal-flavors in feeds and improve the palatability of feed products);

•	Aquatic Lives’ Attractants (consisting of concentrated extracts from natural seafood and high efficient attractants rich in amino acids that improve the feed intake of fish); and

•	Kimyso™ (a micro-granulated solid dispersion Kitasamycin premix).

Herbal Medicine Additives

We have placed an emphasis on developing and promoting herbal medicine additives blended with feed products in China.  Chinese herbal feed additives utilize traditional Chinese medicine theory to improve an animal’s digestion and appetite and to regulate the yin and yang balance of an animal’s health.

Herbal medicines come from plants, plant extracts, fungal and bee products, minerals, shells and certain animal parts. Compared to synthetic antibiotics or inorganic chemicals, these naturally-derived products are less toxic, residue free and thought to be ideal feed additives for animal consumption. Herbal Medicine Additives represent approximately 2% of our 2010 revenues and net sales and carry a gross profit margin of approximately 23.7%.

We produce and sell the following trademarked products in the Herbal Medicine Additives sector, all of which are derived from Chinese natural plants, herbs and minerals:

•	Extra-Health™ (improves animal immune system and functions);

•	Qilimix™(a natural feed additive for livestock and poultry designed to improve the reproductive and growth performance of farm animals); and

•	Recoccider™(a highly efficient anticoccidial premix containing Ethopabate and Diclazuril designed to inhibit DHSS and DHRS).

Our total revenue for Herbal Medicine Additives in 2010 was approximately $419,450.  Such revenue accounted for approximately 2% of our total 2010 revenue, and carried a gross profit margin of approximately 31%.

In January of 2010, we successfully developed and introduced a new antioxidant with the active element extracted from an Asian tree vine, which can be used to maintain the quality of feed products. In the first nine months of 2010, we produced and delivered more than 20 tons of this new antioxidant product from sales to more than 30 customers, generating revenues and net sales of RMB 4 million or approximately $588,235.30.

Other Revenues

We also engage in various businesses including the domestic distribution of raw materials and providing technical support and know-how to our customers.  As one of the leading producers and distributors of feed additives in China, the Company is a well-respected brand and able to engage in certain distribution activities to other Chinese companies.  In connection with this, the Company purchases raw materials from certain manufacturers and sells such materials domestically to other feed additive manufacturers. As a result of our well known brand and our great reputation, we are able to purchase raw material at a relatively lower price.  Subsequently, we sell those raw materials to other customers at a premium.

Our total revenue for Other Revenue in 2010 was approximately $1,219,871 Such revenue accounted for approximately 6% of our total 2010 revenue, and carried a gross profit margin of approximately 7%. Revenue from raw material trading accounted for about 50% of Other Revenues.

In 2011, we intend to import dried distillers’ grains with soluble (DDGS) from North America. DDGS, a bi-product of ethanol production, is a high nutrient feed valued by the livestock industry. When ethanol factories manufacture ethanol, they use only starch from corn and grain sorghum. The remaining nutrients – protein, fiber and oil representing a third of the grain– are used to create DDGS. Because of the increased demand for ethanol, the production of DDGS is expected to double within the next several years, further increasing the quantity of DDGS available for use in livestock feeds.

As feed costs in China for breeders and broilers have reached record highs, there has been a gradual shift among breeders towards the use of alternative feedstuffs such as DDGS. Recognizing this trend, we plan to supply DDGS to mid- and large-size farmers and feed producers throughout China. We believe that importing DDGS and other similar products is a natural extension of our business of selling feed additives to producers. We anticipate significantly growing our raw materials importing business as Chinese demand grows and importation becomes simpler. We expect our raw materials importing business to eventually become a meaningful revenue contributor.

Marketing

The majority of our marketing in China is conducted through sales visits to feed producers, farmers and other potential customers.  During these sales meetings, the Company’s sales team distributes marketing materials and shares its extensive knowledge on husbandry and cultivation of farm animals.

As part of our marketing effort, every two years, we co-sponsor the Chinese Academy’s international seminar on Animal Health Products and Feed Additives, inviting speakers and participants who are academic professionals, industry experts or key managers in the agriculture business. The seminar is designed to introduce recent developments and trends in the feed additive business and to provide a platform for increasing awareness of our products. Since beginning the seminar in 2002, it has become one of the important events in the industry and typically attracts more than five hundred professionals.

Outside of China, we market our products mainly through participation in industry exhibitions.

Sales and Distribution

Our target customers are mid-to-large sized feed product factories and large scale producers. These customers have substantial bargaining power and require the feed additive products that they use to meet the highest standards of quality, productivity and efficiency, which we believe gives us a competitive advantage over our smaller competitors.  In total, we employ 43 sales or sales-related employees, including 21 in regional sales, 5 in distribution, 4 in the aquatic group, 4 in international sales, 3 in marketing and 6 in technical support.

As of December 31, 2010, we had four customers that accounted for more than ten percent of our consolidated revenues.  For the 2010 fiscal year, sales to our top 10 customers accounted for approximately 75% of our revenue and for the 2009 fiscal year, sales to our top 10 customers accounted for approximately 11% of our revenue. The following table identifies customers that purchase more than 10% of our products during the years ended December 31, 2010 and 2009:

Customers	% of Consolidated Revenue in 2010	Customers	% of Consolidated Revenue in 2009
Guangdong Huanong Wenshi Animal Husbandry Co.	22%	Jin Yin Ka (Guangzhou) bio-tech Co., ltd	15.28%

Nanbao Group	14%

Wenshi Food Group	12%

Guangzhou Zhan Da Lan Ke Feed Company	12%

We sell our products throughout China with a combination of our internal sales teams and a network of agents in 28 regions, including Guangdong, Sichuan, Shandong and Liaoning provinces, which have significant animal breeding industries.  Presently, about 80% of our sales are generated through our internal sales force, with the remaining 20% via our agents. The Company currently has sales offices in the cities of Shengyang, Chengdu, Xiameng, Xi’an, Nanning and Zhengjiang.

Our products are sold in Xinjiang, Gansu, Neimeriggu, Sichuan, Yunnan, Guanxi, Haihan, Guizhou, Chongqing, Shanxi, Henan, Hubei, Hunan, Guangdong, Fujian, Jiangxi, Anhui, Jiangsu, Shanghai, Shandong, Tianjin, Beijin, Liaoning, Jilin and Heilongjiang provinces.

While the vast majority of our sales are domestic, an aggregate of approximately 5% of our sales are to customers in Thailand, Vietnam, Cambodia, South Korea, The Philippines, Uruguay, Denmark and India.

Customer Service

Our service and support infrastructure quickly and efficiently provides clients with customized products, technical support and advice. We assign our technicians to prospective customers to conduct a thorough analysis of the customer’s needs, followed by a detailed customized product manual. While the manuals vary according to the specific product, they typically include a product introduction that includes nutrition facts, a user guide, expiration dates and storage and packaging information, among other things.  For the large-scale farmer or feed producer, our team also provides training courses to help our customers understand our products and how to use them most effectively.

Upon the delivery of our products to new customers, we provide after-sales support, which not only serves to resolve any technical issues, but also helps identify other opportunities for increasing business with current customers. We utilize a multi-tiered product strategy pursuant to which we tailors our products to the needs and preferences of the feed market.

Raw Materials and Suppliers

The raw materials for our products include agricultural commodities and fine powders like amino acid, organic trace minerals and organic acid. Although most of our principal raw materials are widely available in China, the price for certain raw materials can fluctuate. We have adopted measures to reduce our risks in both raw material supply costs and availability, including establishing long-term relationships with suppliers and diversifying supply sources.

To assure the consistency of our raw material supplies, we source most of our materials from mid-to large size companies.  Before making any purchase with a new vendor, we evaluate the vendor’s products and attempt to select the most reliable and reputable vendor.  We regularly conduct similar evaluations throughout our purchasing process to ensure that we are purchasing high quality raw materials at competitive prices. Because we source our raw materials from several vendors, we are not dependent on any particular vendor or merchant as a sole provider for our raw materials.

Our top ten suppliers constitute approximately 50% of our total raw material suppliers in 2010 and 66.7% in 2009. The following table identifies suppliers that provide more than 10% of our raw materials during the years ended December 31, 2010 and 2009:

Suppliers	% Supplied in 2010	Suppliers	% Supplied in 2009

Zhejiang Shenghua Bai Ke Bio Co., Ltd.	19%	Shandong Baoyuan	10%
Guangzhou Nan Hua Run Material Co., Ltd.	16%	Feicheng A Shi De	11%
Jinzhou City Fu Li Chemical Co., Ltd.	12%	Shandong Kai Sheng	15%
Guangzhou Guanqiu Chemical Co., Ltd.	11%

Research and Development

We are strongly committed to the development of new products and processes and the enhancement of our existing products and technology. We conduct research and development and acquire new technologies through our in-house research team in collaboration with various universities and research institutions and through technology acquisitions from third parties.

Our in-house development team consists of five PhD’s and over 30 researchers responsible for developing new products and responding to customer needs.  The in-house team has contributed to the establishment of five national standards for feed additives, has applications pending for five Chinese patents covering synthetic methods for manufacturing additives and holds two Chinese patents covering new products, methodologies and machines used to mix and dry feed additives. We believe that our participation in the development of national standards provides us with an insight into Chinese regulators’ focus and a competitive advantage versus our competitors.

Our most recent in-house development is CA-13 (Weanling King), a new type of transitional feed for early-wean piglets. CA-13 is an antibiotic-free product that improves a piglet’s immune system while reducing the days needed for the production of finished pigs. The initial debut of CA-13 is scheduled in the beginning of 2011, with production expected to be fully operational in the second half of 2011.

To further expand our development platform, we have entered into development agreements with several universities and research institutions, including the Institute of Subtropical Agro-ecology of the Chinese Academy of Sciences, Guangdong University of Technology, Zhongkai Institute of Agriculture Engineering, Northeast Agriculture University, Southeast Agriculture University, and Guelph University in Canada. These cooperative ventures are conducted under agreements that grant us the exclusive right to commercially exploit these new processes and procedures in exchange for licensing fees to the research partner.  Our recent developments with universities and research institutions include:

•
A new antioxidant product introduced in 2010 that is used to maintain the quality of feed products, prevent various diseases and promote growth that was developed with the assistance of the Guangdong University of Technology.

•
An organic plant pigment designed to improve the skin color of farm animals and fish that was developed in cooperation with Zhongkai Institute of Agriculture Engineering. The Company has finished the laboratory stage of development of this product and is currently field testing the product.

•	An organic selenium feed additive developed with the Chinese Academy that is currently in the initial laboratory stage of development.

Manufacturing

We operate from a modern 34,000 square-meter manufacturing facility in the Huadu Economic District, in Guangdong province.  As of December 31, 2010, we had an aggregate production capacity of approximately 400 metric tons per week of feed additive, of which 250 metric tons are organic trace minerals.  We estimate that we are currently operating at a blended average across our product lines of approximately 44% of our manufacturing capacity at our current facility.  We expect our manufacturing output to increase in 2011 and beyond, and are thus seeking to acquire land for and to build a second facility, which is currently scheduled to be operational in the fourth quarter of 2011.

In 2003, Guangzhou Tanke entered into a Land Use Agreement valid from May 20, 2006 until May 20, 2021 with the government of Huaqiao Town, Huadu District, Guangzhou under which the Government of Huaqiao town granted Guangzhou Tanke a land use right covering the land where Guangzhou Tanke’s manufacturing facility currently stands.  This agreement will be superseded by a Land Use Right Certificate and will be automatically terminated once the Company obtains such certificate.  We are currently negotiating with the local government to obtain such certificate, which would permit us to operate our business as it is currently conducted.  If the Company is not able to obtain a Land Use Right Certificate, the PRC government may declare the Land Lease Agreement invalid, evict the Company’s personnel from the premises and remove the Company’s manufacturing facilities.

Intellectual Property

As a result of our extensive research and development, we own valuable patents, trademarks and licenses and regard our intellectual property as a major component of our competitive strategy. Our granted patents include:

•	A Chinese utility model patent (ZL200620154038.5), that the Company owns for a mixed drier of feed additives. The patent was issued in November 2007 and will expire in November 2017.

•
A Chinese patent (ZL200710030121.0), that the Company jointly owns with the Guangdong University of Technology for the methodology of preparation of copper and zinc glycine complexes by ball milling and solid-static doping. The patent was issued in July 2010 and will expire in July 2030.

We have five pending Chinese patent applications that were developed either through our in-house research team or in collaboration with various Chinese research institutions or universities. Two of our patent applications were submitted in 2008 with the other three were submitted in 2010. Based on our experience and the advice we received from Chinese counsel, there is a two to three year period prior to the receipt of a patent approval. We expect that these five applications, without any delay due to any dispute and/or other causes, will be granted by 2012.

On June 17, 2008, Tanke Bio-Tech entered into an exclusive Licensing Agreement with the Institute of Subtropical Agro-ecology of the Chinese Academy of Sciences (the “Institute”), whereby the Institute granted Tanke Bio-Tech an exclusively license for the use of (a) Chinese Patent ZL200410013212.X which governs the methodology to extract metal sulfur protein from pork liver and (b) Chinese Patent ZL200510120505.2 which is a formula and methodology to enhance the immune system of piglets.  Tanke Bio-Tech agreed to pay the Institute an aggregate amount of RMB 6.6 million for the exclusive use of the two patents. The term of the exclusive license for the patents is from January 1, 2008 to December 30, 2012 unless earlier terminated by Tanke Bio-Tech pursuant to the terms of the agreement.

We have also registered seven trademarks with the Trademark Office of the State Administration for Industry and Commerce of China, including “Tanke”, “Qilimix,” “Qili” and “CTanke”.

Seasonality

Although our business is not significantly affected by seasonality, demand for our products tends to be lower from January to April because large amount of animals raised by husbandry farms are sold during the Chinese New Year in February. The demand for our products tends to be higher from May to December, because many feed manufactures will complete stocking by December before the Chinese New Year.

Quality Control

Following quality control breakdowns from isolated Chinese manufacturers in the past several years and the resultant negative publicity, we have placed a strong emphasis on maintaining the quality and integrity of our products.  To that end, the Company’s internal quality controls are implemented in accordance with the requirements of ISO 9001/2000.  The Company has also received the ISO 9001/2000 International Quality Management System and HACCP management system certificates and the GMP certification for an animal drug production lines.

Our quality control center reviews the quality of the factors involved in production of our products, including the examination of raw material, product testing and sampling.  Our laboratory maintains samples of each of our delivered products in the event of customer issues or a regulatory review.

Government Regulation

Our domestic business activities are regulated by various governmental agencies in China and Guangdong province and our foreign sales are subject to similar requirements in the countries in which the Company does business. These laws govern current operations and product safety and may require remediation of environmental incidents.

The animal feed additive market in China is managed under a legal system that includes registration, permits, supervision and inspection. The Company believes that it has satisfied all material regulatory requirements and is in material compliance with environmental and agricultural laws and regulations.

Employees

As of September 30, 2010, we employed 151 full-time personnel. We believe that we maintain a satisfactory and safe working environment that it has a history of low turnover. We believe that we complies in all material respects with applicable Chinese labor laws.

Organization and Consolidated Subsidiaries

Our organization structure is illustrated below:

Tanke Biosciences Corporation
100%
China Flying Development Limited
(Hong Kong)
Offshore
100%
Onshore
Guangzhou Kanghui Agricultural
Technology Co., Ltd.
VIE Contractual Arrangements:
Consulting Services Agreement
Operating Agreement
Proxy Agreement
Option Agreement
Equity Pledge Agreement
Guangzhou Tanke Industry Co., Ltd.
25%
75%
100%
100%
Guangzhou Tanke Bio-Tech
Co., Ltd.
Guangzhou Jenyi
Bio-Tech Co., Ltd.
Guangzhou Tanke
Animal Health Co.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, as well as other information and data included in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, consolidated financial condition or results of operations.

Risks Related to Our Business

We may not possess all the licenses required to operate our business, or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

Although we are required to hold a variety of permits, licenses and certificates to conduct our business in China, we may not possess all of the permits, licenses and certificates required for our business.  We entered into a Land Lease Agreement valid from May 20, 2006 to May 20, 2021 with the government of Huaqiao Town, Huadu District, Guangzhou under which the Government of Huaqiao Town granted us a land use right covering the land where our manufacturing facility currently stands.  This lease will be superseded by a Land Use Right Certificate and will be automatically terminated once we obtain such certificate. Due to changes in the relevant PRC regulations, we have not been granted such certificate for this land.  Therefore, pursuant to applicable PRC law, we are not permitted to operate our manufacturing facility without such certificate and as a result, there is a risk that the PRC government may declare our Land Lease Agreement invalid.

We are currently negotiating with the local government to obtain a Land Use Right Certificate, which would permit us to operate our business as it is currently conducted.  Without the Land Use Right Certificate, we are unable to apply for a Property Ownership Certificate for our manufacturing facilities.  Until we obtain the Land Use Right Certificate, the PRC government may evict our personnel from the premises and remove our manufacturing facilities that we built on the premises.  Such action would have a very significant and negative impact on our operations and business.

In addition, there may be other circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial advance notice, and it is possible that we could fail to obtain the approvals, permits, licenses or certificates that are required to expand our business as we intend.  If we fail to obtain or to maintain such permits, licenses or certificates, or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer.  As a result, our business, result of operations and financial condition could be materially and adversely affected.

Concerns with the safety and quality of agricultural feed additive products could cause customers to avoid our products.

We could be adversely affected if our customers and the ultimate consumers of our feed additive products lose confidence in the safety and quality of various feed additive products. Adverse publicity about these types of concerns may discourage our customers from buying our products or cause production and delivery disruptions.  Any negative change in customer perceptions about the safety and quality of our feed additive products could adversely affect our business and financial condition.

If our feed additive products become adulterated or misbranded, we would need to recall those items and may experience product liability claims if consumers are injured as a result.

Animal feed products occasionally contain contaminants due to inherent defects in those products or improper storage or handling. Under adverse circumstances, animal feed manufacturers may need to recall some of their products if they become adulterated or misbranded, and may also be liable if the consumption of any of their products causes injury. While we have never been required to recall any of our feed additive products, a widespread product recall could result in changes to one or more of our business processes, product shortages, loss of customer confidence in our products or other adverse effects on our business. If we are required to defend against a product liability claim, whether or not we are found liable under the claim, we could incur substantial costs, our reputation could suffer and our customers might substantially reduce their existing or future orders from us.

We face significant competition in the sales of our agricultural feed additive products.

Competition in the feed additive industry, especially with companies with greater resources, may make us unable to compete successfully, which could adversely affect our business.

In general, the competitive factors in the feed additive industry in China include:

•	price;

•	product quality;

•	brand identification;

•	breadth of product line; and

•	customer service.

To the extent that our products and services do not exhibit these qualities, our ability to compete will be hindered.

The markets in which we operate are highly competitive and fragmented and we may not be able to maintain market share.

We operate in highly competitive markets and compete with numerous local Chinese feed additive manufacturers.  We expect competition to persist and intensify in the future. Our domestic competitors are mainly leaders in the feed additive markets in China. Our small local competitors may have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and more established local distribution channels within a small region. We also compete with large Chinese national and multi-national competitors who may have competitive advantages over us in certain areas such as access to capital, technology, product quality, economies of scale and brand recognition and may also be better positioned than us to develop superior product features and technological innovations and to exploit and adapt to market trends. Due to the lack of publicly available information about our competitors and industry, we may not be able to conduct in-depth research and analysis on our current or new markets. Therefore, we may not be able to determine our direct competitors, such competitors' revenues or market share.

In addition, China’s entry into the World Trade Organization may lead to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced in the local Chinese market. We may face additional competition if these products are considered to be better than the type of feed additives we produce. If we are not successful in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which could have a material adverse effect on our business, financial condition, results of operations and share price.  We cannot assure you that we will be able to compete successfully against existing or new competition in our markets.

We may not be able to fully implement our current business strategy if we are unable to acquire and develop a second manufacturing facility.

As part of our current business strategy, we intend to continue to increase our production volume in order to gain additional market share.  In connection with that strategy, we plan to build a second manufacturing facility that would double our organic trace mineral production capacity.  There is a risk that we may be unable to acquire the land use rights for this facility or to commence or finish construction of the new facility, or operate it at a profit. If we are unable to achieve any or all of the foregoing it could have a material adverse effect on our business and results of operations.

We cannot be certain that our feed additive product innovations and marketing achievements to date will continue.

We believe that our past performance has been based on, and our future prospects will depend upon, in large part, our ability to continue to improve our existing feed additive products or develop new feed products.  We cannot assure you that we will be successful in introducing, marketing and producing any new feed products or feed additive product innovations, or that we will develop and introduce, in a timely manner, innovations to our existing products which satisfy customer needs or achieve market acceptance.  Our failure to develop new feed additive products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

We purchase many commodities that we use for raw materials and packaging; price changes for such commodities may adversely affect our profitability.

When necessary, we attempt to recover our commodity cost increases by increasing prices, promoting a higher-margin product mix and creating additional operating efficiencies. Nevertheless, the raw materials used in our feed additive business are largely commodities that experience price fluctuations caused by external conditions and changes in governmental agricultural programs which we have no control over. Substantial increases in the prices of packaging materials, such as corrugated cardboard, aluminum products, films and plastics, or higher prices of our raw materials could adversely affect our operating performance and financial results. Any substantial fluctuation in the prices of raw materials, if not offset by increases in our sales prices, could adversely affect our profitability.

Outbreaks of livestock disease can adversely affect sales of our products.

Outbreaks of livestock diseases can significantly affect demand for our feed additive products and could result in governmental restrictions on the sale of livestock products to or from customers, or require our customers to destroy their feeds. This could result in the cancellation of orders of feed additive products by our customers and create adverse publicity that may have a material adverse effect on the agricultural products industry and our ability to market our products successfully.

We do not typically have long-term sales contracts with our customers and our customers could at any time  reduce purchases of, or entirely cease purchasing, our products, harming our operating results and business.

We typically do not have long-term volume sales contracts with our customers.  Accordingly, our customers could reduce their purchases from us or cease purchasing our products altogether when a particular contract expires. A variety of factors, including economic, health, regulatory, political and social instability, could contribute to a slowdown in the demand or a reduction in the market price for our products because poultry demand and pricing is highly correlated with general economic activities.  If any of our customers experience serious financial difficulties, it may lead to a decline in sales and write-offs of accounts receivable, which could harm our results of operations.

The cessation of tax exemptions and deductions by the Chinese government may affect our profitability.

On March 16, 2007, the National People’s Congress of China enacted a new tax law, or the New Tax Law, whereby both foreign investment enterprises, or FIEs, and domestic companies will be subject to a uniform income tax rate of 25%. On November 28 2007, the State Council of China promulgated the Implementation Rules of the New Tax Law, the “Implementation Rules”. Both the New Tax Law and the Implementation Rules have become effective on January 1, 2008. Both the New Tax Law and the Implementation Rules provide tax exemption treatment for enterprises engaged in agricultural industries, such as farming, foresting, fishing and animal husbandry.  We have been informed that certain of our Chinese subsidiaries are eligible for relevant preferential tax treatment, including tax reduction and exemption, and certain of our products are exempted from value added tax. In the future, if the relevant tax authorities determine that Guangzhou Tanke, our principal operating business, is not eligible for tax exemption treatment it may materially and adversely affect our profits, business and financial performance.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise.  The Environmental Protection Bureau of Huadu District, Guangzhou issued the Opinion on the Environmental Impact Statement regarding the Construction Project of Tanke Group on February 16, 2004. However, we have not obtained any documentation of environment appraisal and acceptance inspection with respect to the completion of projects of the factory buildings and the production lines, because we have not obtained a Land Use Right Certificate for such site nor have we been granted Property Ownership Certificate. We are in the process of applying for a Land Use Right Certificate, which will enable us to obtain an environmental appraisal and acceptance inspection with respect to our facilities.  Following our receipt of a Land Use Right Certificate, we anticipate that we will be able to obtain the necessary environmental approvals, but there can be no assurance in this regard.  We further can not assure you that we will be able to comply with environmental regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent.  Therefore, if the Chinese government imposes more stringent regulations in future, we may have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations.  Furthermore, no assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us.  If we fail to obtain our Land Use Right Certificate or to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and be subject to claims for damages that may require us to pay substantial fines or have our operations suspended or even be forced to cease operations.

We do not presently maintain business disruption insurance and any disruption of the operations in our production facility would damage our business.

All of our feed additive products are currently manufactured in our production facility in the Huadu Economic Development Zone near the capital city of Guangzhou in the province of Guangdong, China. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control. Any disruption of the operations in our production facility would have a significant negative impact on our ability to manufacture and deliver products as we would likely be unable to outsource our production on terms favorable to us, if at all. Failure to replace any lost production capability would cause a potential reduction in sales, the cancellation of orders, loss of valuable employees, damage to our reputation and potential lawsuits.

Our products and processes can expose us to product liability claims.

Product liability claims or product recalls can adversely affect our business reputation and expose us to increased scrutiny by local, provincial, and central governmental regulators. The packaging, marketing and distribution of agricultural feed additive products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death of livestock, other animals or humans. We could be required to recall certain of our feed additive products in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our feed additive products. We cannot assure you that we will not be required to perform product recalls, or that product liability claims will not be asserted against us in the future. Any claims that may be made may create adverse publicity that would have a material adverse effect on our ability to market our feed additive products successfully or on our business, reputation, prospects, financial condition and results of operations. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

Our current and future operations substantially depend on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our business does and will depend in substantial part on the continued service of our senior management and founder, including but not limited to Guixiong Qiu, Xugang Shu and Bo Jun.  The loss of the services of one or more of our key personnel could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance for any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in the diverse areas required for continuing our operations. The rapid growth of the economy in China has caused intense competition for qualified personnel. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

Volatile energy prices could adversely affect our operating results.

In the last few years, energy prices have risen dramatically and are now volatile, which has resulted in increased and unpredictable increases for our raw materials costs.  Continued or volatile increases in energy prices could adversely affect demand for our feed products and increase our operating costs, both of which would reduce our operating income.

If we need additional financing, we may not be available to find such financing on satisfactory terms or at all.

Our capital requirements may be accelerated as a result of many factors, including the growth and timing of our business development activities, budget shortfalls, unanticipated expenses or capital expenditures, future product opportunities, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to our stockholders.

We may seek to raise additional capital through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Any provider of debt financing would also be superior position to our stockholders’ interest in the event of a bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on unfavorable terms.

We face risks associated with currency exchange rate fluctuations; any adverse fluctuation may adversely affect our operating margins

Almost all of our revenues are denominated in Renminbi. Conducting business in currencies other than US dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the US dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. If the exchange rate of the Renminbi is affected by lowering its value as against the US dollar, our reported profitability when stated in US dollars will decrease. Historically, we have not engaged in exchange rate hedging activities and have no current intention of doing so.

We may not be able to adequately protect and maintain our intellectual property, trademark, and brand names.

Our business has and will depend on our ability to continue to develop and market feed additive products.  We currently own two patents and have entered into an exclusive licensing agreement with respect to two other patents covering aspects of the manufacturing and production of feed additives. We have filed applications for five additional patents.  Our inability to protect our rights to this intellectual property may adversely affect our ability to prevent competitors from using our products and developments.

Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.  We will need to pay special attention to protecting our intellectual property and trade secrets.  Failure to do so could lead to the loss of a competitive advantage that could not be compensated by our damages award.

Risks Related to Our Corporate Structure

The Chinese government may determine that the VIE Agreements which we utilize to operate Guangzhou Tanke are not in compliance with applicable Chinese laws, rules and regulations and that they are therefore unenforceable.

In China it is widely understood that foreign investment enterprises, or FIEs, are forbidden or restricted from engaging in certain businesses or industries which are sensitive to the economy.  As we intend to centralize our management and operation in China without being restricted to conduct certain business activities which are important for our current or future business but are restricted or might be restricted in the future, we believe our VIE Agreements will be essential for our business operation.  Pursuant to the terms of the VIE Agreement, almost all of our business activities in China are managed and operated by China Flying though Kanghui Agricultural, and almost all economic benefits and risks arising from the business of Guangzhou Tanke are transferred to China Flying and Kanghui Agricultural.

There are risks involved with the operation of Guangzhou Tanke under the VIE Agreements.  We have been advised by Chinese legal counsel that if the Chinese government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the Chinese restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;
•	discontinuing or restricting the operations of China Flying, Kanghui Agricultural or Guangzhou Tanke;
•	imposing conditions or requirements in respect of the VIE Agreements with which Kanghui Agricultural or Guangzhou Tanke may not be able to comply;
•	requiring us to restructure the relevant ownership structure or operations;
•	taking other regulatory or enforcement actions that could adversely affect our business; and
•	revoking the business license and/or the licenses or certificates of China Flying or Kanghui Agricultural, Guangzhou Tanke, and/or voiding the VIE Agreements.

Any of these actions could have a material adverse impact on our business, financial condition and results of operations.

We depend upon the VIE Agreements in conducting our operations in China, which may not be as effective as direct ownership .

We conduct our business through our Chinese operating subsidiaries and generate the revenues through the VIE Agreements.  The VIE Agreements may not be as effective in providing us with control over Guangzhou Tanke as direct ownership.  The VIE Agreements are governed by Chinese laws and provide for the resolution of disputes through arbitration proceedings pursuant to Chinese laws.  Accordingly, the VIE Agreements will be interpreted in accordance with Chinese laws.  If Guangzhou Tanke or its shareholders fail to perform the obligations under the VIE Agreements, we may have to rely on legal remedies under Chinese laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies.  The legal environment in China is not as developed as in other jurisdictions.  As a result, uncertainties in the Chinese legal system could limit our ability to enforce the VIE Agreements.

The pricing arrangement under the VIE Agreements may be challenged by Chinese tax authorities.

We could face adverse tax consequences if Chinese tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations.  If the Chinese tax authorities determine that the VIE Agreements were not entered into on an arm’s length basis, they may adjust the income and expenses of our company for Chinese tax purposes which could result in higher tax liability.

Any deterioration of the relationship between Kanghui Agriculture and Guangzhou Tanke could materially and adversely affect the overall business operation of our company.

Our relationship with Guangzhou Tanke is governed by the VIE Agreements, which are intended to provide us, through our ownership of China Flying and indirect ownership of Kanghui Agricultural, with effective control over the business operations of Guangzhou Tanke.   Guangzhou Tanke could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business, fail to renew necessary permits and certifications or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputation, business and stock price could be severely harmed.

If Kanghui Agricultural exercises the purchase options over Guangzhou Tanke’s equity pursuant to the VIE Agreements, the payment of purchase prices could materially and adversely affect our financial position.

Under the VIE Agreements, China Flying, through its ownership of Kanghui Agricultural, holds an option to purchase all or a portion of the equity of Guangzhou Tanke at a price, pro rata in case of not all, based on the capital paid in by the Tanke Shareholders ($1,147,704 or 9.5 million RMB).  If applicable Chinese laws and regulations require an appraisal of the equity interest or provide other restrictions on the purchase price, the purchase price shall be the lowest price permitted under the applicable Chinese laws and regulations. As Guangzhou Tanke is already a contractually controlled affiliate to our company, Kanghui Agricultural’s purchase of Guangzhou Tanke’s equity would not bring immediate benefits to us and the exercise of the option and payment of the purchase prices could adversely affect our financial position.

Risks Associated With Doing Business in China

If Guangzhou Tanke’s land use rights are revoked, we would have no operational capabilities.

Under Chinese law, land is owned by the state or rural collective economic organizations. The rural collective economic organizations issue to tenants the rights to use rural land. Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We rely heavily on Guangzhou Tanke’s land use rights for our operations, and the loss of such rights would have a material adverse effect on our business.

We entered into a Land Use Right Grant Agreement with the government of Huaqiao Town, Huadu District, Guangzhou under which the Government of Huaqiao Town granted us certain land use rights for an area of approximately 60 mu where our manufacturing facility is built.  The land use right of such parcel of land is owned collectively by local farmers.  However, we currently do not maintain a Land Use Right Certificate for such parcel of land.  Having no use right certificate of our land would have a material adverse effect on us as we would be required to relocate our facilities and obtain new land use rights, and there is a risk that we would not be able to accomplish such a relocation with reasonable cost or at all.

In addition, we currently do not maintain a building ownership certificate for our manufacturing facility.  Because Guangzhou Tanke does not have land use right certificate on this parcel of land, it neither applied for nor will be granted a building ownership certificate for the manufacturing facility it built on this parcel of land. We can not assure you that we will eventually obtain the building ownership certificate for the foresaid land with reasonable cost.

Economic, political and social conditions in China are subject to significant uncertainty and could affect our business.

All of our operations are located in China and our business is subject to political and economic uncertainties in China.  The economy of China differs from the economies of most developed countries in many respects, including the level of government involvement, the level of development, control of foreign exchange, and methods for allocating resources. Although under current leadership the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization, a substantial portion of productive assets in China is still owned by the Chinese government.  Changes in Chinese policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on imports, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises may occur from time to time without notice and could have a material adverse effect on our business. Nationalization or expropriation could result in the total loss of our investment in China.  We have no control over most of these risks and may be unable to anticipate changes in Chinese economic and political conditions.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  The Chinese central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China.  In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

If relations between the United States and China worsen, our share price may decrease and we may have difficulty accessing U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Any political or trade controversies between the United States and China in the future could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

In the fiscal year ended December 31, 2010, we derived approximately 95% of our sales in China.  A slowdown or other adverse developments in China’s economy may materially and adversely affect our customers, demand for our products and our business.

During the fiscal year ended December 31, 2010, we generated 95% of our sales in China.  We anticipate that sales of our products in China will continue to represent a significant majority of our total sales in the near future.  Although China’s economy has grown significantly in recent years, we cannot assure you that such growth will continue.  The industry which we are involved in China is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the Chinese economy which may affect demand for our products.  In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our products and materially and adversely affect our business.

We may have limited legal recourse under Chinese laws if disputes arise under our contracts with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.  Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

Because our principal assets are located outside of the United States and our sole director and officer and all of our key employees reside in China, outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in China.

Our sole director and officer and all of our key employees reside in China, outside of the United States.  In addition, our principal operating business is located in China and all of our assets are located outside of the United States.  China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts.  It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or China and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in Chinese courts.  Further, it is unclear if extradition treaties now in effect between the United States and Chinese would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

We may have difficulty establishing adequate management, legal and financial controls in China, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees familiar with these concepts, practices and systems to work in China. As a result of these factors, and especially given that we expect to be a publicly listed company in the U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in China.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currency. Substantially all of our revenue and expenses are in Chinese Renminbi.  We are subject to the effects of exchange rate fluctuations with respect to any of these currencies.  For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar.  However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar.  Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar.  We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations.  Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations.  We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

The application of Chinese regulations relating to the overseas listing of Chinese domestic companies is uncertain, and we may be subject to penalties for failing to request approval of the Chinese authorities prior to listing our shares in the U.S.

On August 8, 2006, six Chinese government agencies, namely, the Ministry of Commerce, or MOFCOM, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, the State Administration of Foreign Exchange, or SAFE, the State Assets Supervision and Administration Commission, or SASAC, and the State Administration for Taxation, or SAT, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which we refer to as the “New M&A Rules”, which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. Based on our understanding of current Chinese Laws and as advised by our Chinese counsel, (i) Kanghui Agricultural was incorporated by a foreign owned enterprise, and there was no acquisition of the equity or assets of a “Chinese domestic company” as such term is defined under the New M&A Rules and (ii) no provision in the New M&A Rules clearly classifies the contractual arrangements between Kanghui Agricultural and Guangzhou Tanke as a type of transaction falling within the New M&A Rules. Therefore, we were and are not required to obtain the approval of CSRC under the New M&A Rules in connection with this offering.

However, there are substantial uncertainties regarding the interpretation, application and enforcement of the New M&A Rules and CSRC has yet to promulgate any written provisions or formally declare or state whether the overseas listing of a China-related company structured similar to ours is subject to the approval of CSRC. Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

The new mergers and acquisitions regulations also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise that owns well-known trademarks or China’s traditional brands. We may grow our business in part by acquiring other businesses. Complying with the requirements of the new mergers and acquisitions regulations in completing this type of transactions could be time-consuming, and any required approval processes, including CSRC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents may subject our Chinese resident shareholders or our Chinese subsidiaries to penalties, limit our ability to distribute capital to our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to distribute funds to us, or otherwise adversely affect us.

The SAFE issued a public notice in October 2005, or the SAFE Circular No. 75, requiring Chinese residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of Chinese companies, referred to in the SAFE Circular No. 75 as special purpose vehicles, or SPVs. Chinese residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before June 30, 2006. Further, Chinese residents are required to file amendments to their registrations with the local SAFE branch if their SPVs undergo a material event involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions or long-term equity or debt investments. To date, the Chinese residents who are shareholders of Guangzhou Tanke do not own any equity in the Company and there is no arrangement of trust or shareholding entrustment and thus, currently such Chinese residents do not need to file registrations with SAFE pursuant to SAFE Circular No. 75.  When the Chinese residents exercise their options in the future to receive any share of the Company pursuant to the Call Option Agreement, they will need to file registrations with SAFE. However, any failure by shareholders of our Guangzhou Tanke ordinary shares to amend their registration or the failure of future shareholders of our Chinese subsidiaries who are Chinese residents to comply with the registration procedures set forth in the SAFE Circular No. 75 could subject such beneficial owners and our Chinese subsidiaries to fines and legal sanctions. See “Business—Government Regulation—Foreign Exchange Regulation.”

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer, or Circular 698, released in December 2009 by China's State Administration of Taxation, or the SAT, effective as of January 1, 2010.

Pursuant to the Circular 698, where a foreign investor transfers the equity interests of a Chinese resident enterprise indirectly via disposing of the equity interests of an overseas holding company, which we refer to as an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor shall report such Indirect Transfer to the competent tax authority of the Chinese resident enterprise. The Chinese tax authority will examine the true nature of the Indirect Transfer, and if the tax authority considers that the foreign investor has adopted an abusive arrangement in order to avoid Chinese tax, they will disregard the existence of the overseas holding company and re-characterize the Indirect Transfer and as a result, gains derived from such Indirect Transfer may be subject to Chinese withholding tax at the rate of up to 10%. Circular 698 also provides that,  where a non-Chinese resident enterprise transfers its equity interests in a Chinese resident enterprise to its related parties at a price lower than the fair market value, the competent tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

Since Circular 698 became effective on January 1, 2010, we cannot assure you that our reorganization will not be subject to examination by Chinese tax authorities or that any direct or indirect transfer of our equity interests in our Chinese subsidiaries via our overseas holding companies will not be subject to a withholding tax of 10%.

Due to various restrictions under Chinese laws on the distribution of dividends by our Chinese operating companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended, the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of China (2006) contain the principal regulations governing dividend distributions by wholly foreign-owned enterprises. Under these regulations, wholly foreign-owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Additionally, we are required to set aside a certain amount of its accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of Guangzhou Tanke. Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

The State Administration of Foreign Exchange restrictions or changes in foreign exchange regulations in China may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. The restrictions on currency exchanges may limit our ability to use revenues generated in RMB to make dividends or other payments in United States dollars. The Chinese government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in China have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In China, SAFE regulates the conversion of the RMB into foreign currencies. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, instead, need to be registered with the SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. In addition, failure to obtain approval from SAFE for currency conversion on the capital account may adversely impact our capital expenditure plans and our ability to expand in accordance with our desired objectives.

All of our income is derived from the consulting fees we receive from Guangzhou Tanke through the VIE Agreements.  SAFE restrictions may delay the payment of dividends, since we have to comply with certain procedural requirement and we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of Kanghui Agricultural, and it thus may delay our payment of dividend to the equity holders.

Foreign exchange transactions by Chinese operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of and need to register with Chinese government authorities, including SAFE.  In particular, if Guangzhou Tanke, our Chinese operating subsidiary, borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance Guangzhou Tanke by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts.  These limitations could affect Guangzhou Tanke’s ability to obtain foreign exchange through debt or equity financing.

The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

We are subject to Chinese environmental laws that adversely affect our results of operations.

We are subject to multiple Chinese environmental laws, including the Law on Environmental Protection of China and the Law of Prevention of Effluent Pollution of China and other environmental regulation governing the classification and disposal of waste.  We expect that national, provincial and local governmental agencies will adopt stricter pollution controls in the future. Our production process may produce waste which may be harmful to the environment.  While we believe that we are in compliance with current environmental regulation, there can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

Our failure to fully comply with Chinese labor laws, including laws relating to social insurance, may expose us to potential liability and increased costs.

Companies operating in China must comply with a variety of labor laws, including the Labor Contract Law of China enacted in June 2007, or the New Labor Contract Law, and laws requiring us to make social insurance (including unemployment insurance, medical insurance, and pension) and other staff welfare-oriented payments (such as housing funds).  Our failure to comply with these laws could have a material adverse effect on our business.  The New Labor Contract Law, which became effective on January 1, 2008, imposes stricter obligations on employers including a requirement that employers execute written labor contracts with all of their employees.  Among our 151 employees, we have paid social insurance for 137 of our employees and 14 employees participated in commercial insurance due to the fact that they are transferred to the Company from other companies who have paid their social insurance. Although we believe we are currently in compliance with Chinese labor laws, including social insurance requirements, our failure to remain in compliance in the future could adversely impact our results of operations.

Furthermore, the New Labor Contract Law governs standard terms and conditions for employment, including termination and lay-off rights, contract requirements, compensation levels and consultation with labor unions, among other topics.  In addition, the law limits non-competition agreements with senior management and other employees who have access to confidential information to two years and imposes restrictions or geographical limits.  This new labor contract law will increase our labor costs, which could adversely impact our results of operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel that such practices are illegal, we have no formal policies in place to prevent our employees or other agents from engaging in such conduct.  If such conduct is undertaken, we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties, which could adversely impact our business and results of operations.

Risks Related to Our Common Stock

The registration statement of which this prospectus is a part may not remain effective.

Once the registration statement of which this prospectus is a part is filed and declared effective by the Securities and Exchange Commission (the “SEC”), it will be necessary for us to file post-effective amendments to the registration statement when subsequent events so require.  We intend to use our best efforts to keep the registration statement current, but may not be able to do so.  If the registration statement is not declared effective or is not current in the future, your ability to sell the shares of our common stock will be limited.

An active and visible trading market for our common stock may not develop.

We cannot predict whether an active market for shares of our common stock will develop in the future.  In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for shares of our common stock may be limited; and

•	A lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE AMEX.  The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of shares of our common stock.

The market price for shares of our common stock may be volatile.

The market price for shares of our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in commodities markets;

•	changes in the economic performance or market valuations of other feed additive technology companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property litigation; and

•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

We do not anticipate paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of common stock at or above the price they paid for them.

We have considerable discretion in the use of proceeds from the selling stockholders’ conversion of the Notes and exercise of the Warrants, and we may use these proceeds in ways with which you may not agree.

Our Board of Directors and our management will have considerable discretion in the application of the net proceeds received by us from the selling stockholders’ conversion of the Notes and exercise of the Warrants. You will not have the opportunity, as part of your investment decision, to assess whether proceeds are being used appropriately. You must rely on the judgment of our Board of Directors and our management regarding the application of the net proceeds of this offering. The net proceeds may be used for corporate purposes that do not improve our efforts to maintain profitability or increase the price of our securities. The net proceeds from this offering may be placed in investments that do not produce income or that lose value.  See “Use of Proceeds.”

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The former shareholders of Guangzhou Tanke are eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied an one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of the closing of the Private Placement, 1% of our issued and outstanding shares of common stock equals approximately 133,241 shares (without giving effect to any conversion of Notes or exercise of Warrants or Agent Warrants).  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, could have a material adverse effect on our business and stock price.

As a public company, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which will require annual management assessments of the effectiveness of our internal control over financial reporting.  During the course of our testing, we may identify deficiencies, which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the new regulations to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our Board of Directors, particularly to serve on our Audit Committee, and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 and, although we are currently exempt from the requirement that our independent auditor provide a report addressing the effectiveness of internal control over financial reporting, our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting if we become subject to such requirement in the future.  If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy.  If either we are unable to conclude that we have effective internal control over financial reporting, or to the extent we are subject to the requirement, our independent auditors are unable to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently and will be quoted for trading on OTCBB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Our majority stockholder and its affiliates will control the outcome of matters requiring stockholder approval.

Golden Genesis is our majority stockholder and beneficially owns 10,011,469 shares of common stock, or approximately 75.14% of the issued and outstanding shares of common stock (without giving effect to any conversion of Notes or exercise of Warrants or Agent Warrants).  Golden Genesis is controlled (and will be majority owned, upon consummation of the transactions contemplated in the Call Option Agreement described herein) by our Chairman and Chief Executive Officer, Mr. Qiu.  Consequently, Golden Genesis and Mr. Qiu will have the ability, when acting alone or with others, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as changes to our Articles of Incorporation and Bylaws and a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those of our officers, directors and affiliates. Golden Genesis and Mr. Qiu also have significant control over our business, policies and affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Provisions in our Bylaws could discourage, delay or prevent a change of control of our company and may result in an entrenchment of management and diminish the value of our common stock.

Our Bylaws provide that, unless otherwise prescribed by statute, special meetings of the stockholders can only be called by the Chairman of our Board of Directors, our President, or by a majority of the Board of Directors. These provisions may discourage, delay or prevent a merger, acquisition or other change of control that our stockholders may consider favorable.  Such provisions could impede the ability of our common stockholders to benefit from a change of control and, as a result, could materially adversely affect the market price of our common stock and your ability to realize any potential change-in-control premium.

We do not presently have a Chief Financial Officer with U.S. public company experience.

We do not presently have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company.  Although we have agreed to retain the services of such an executive within 6 months of the closing of the Private Placement, no assurances can be given that we will be able to identify or afford the financial requirements of qualified candidates.  The position of Chief Financial Officer of a U.S. publicly-listed company is critical to the operations of such a company, and our failure to fill this position in a timely and effective manner will negatively impact our business.

ITEM 2.  PROPERTIES.

The Company’s corporate office is located at East Tower of Hui Hao Building, No. 519 Machang Road, Pearl River New City, Guangzhou, China.  The Company’s manufacturing facility is in a modern 34,000 square-meter facility in the Huadu Economic District, in Guangdong province.

Guangzhou Tanke entered into a Land Lease Agreement valid from May 20, 2006 to May 20, 2021 with the government of Huaqiao Town, Huadu District, Guangzhou, under which the Government of Huaqiao Town granted Guangzhou Tanke a land use right covering the land where our manufacturing facility currently stands.  This lease will be superseded by a Land Use Right Certificate and will be automatically terminated once Tanke obtains such certificate. Due to changes in the relevant PRC regulations, we have not been granted such certificate for this land.  Therefore, pursuant to applicable PRC law, we are not permitted to operate our manufacturing facility without such certificate and as a result, there is a risk that the PRC government may declare our Land Lease Agreement invalid.

We are currently negotiating with the local government to obtain a Land Use Right Certificate, which would permit us to operate our business as it is currently conducted.  Without the Land Use Right Certificate, we are unable to apply for a Property Ownership Certificate for our manufacturing facilities.  Until we obtain the Land Use Right Certificate, the PRC government may evict our personnel from the premises and remove our manufacturing facilities that we built on the premises.  Such action would have a very significant and negative impact on our operations and business.

ITEM 3.  LEGAL PROCEEDINGS.

We have no material proceedings pending nor are we aware of any pending investigation or threatened litigation by any third party.

ITEM 4.  RESERVED

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for quotation on the OTCBB and the OTCQB under the symbol “TNBI.” From December 16, 2008 until January 19, 2011, our common stock was listed for quotation on the OTCBB under the symbol “GHND”.  There were no reported quotations for our Common Stock during calendar year 2010.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales price for our common stock as reported on the OTC Bulletin Board.  Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, the quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	High		Low
2010 by Quarter
December 31, 2010	$	N/A		N/A
September 30, 2010	$	N/A		N/A
June 30, 2010	$	N/A	$	N/A
March 31, 2010	$	N/A	$	N/A

2009 by Quarter
December 31, 2010	$	N/A		N/A
September 31, 2010	$	N/A		N/A
June 30, 2010	$	N/A		N/A
March 31, 2010	$	N/A		N/A

Holders

As of December 31, 2010, there were 13,324,093 shares of our common stock outstanding held by approximately 38 stockholders of record.  The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

There are no restrictions in our Articles of Incorporation or By-laws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Because we are a holding company, we rely entirely on dividend payments from our indirectly owned VIE entity, Guangzhou Tanke, who may, from time to time, be subject to certain additional restrictions on its ability to make distributions to us. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which must be set aside to fund certain reserve funds. Our inability to receive all of the revenues from our subsidiaries’ operations may create an additional obstacle to our ability to pay dividends on our Common Stock in the future. Additionally, because the PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC, shortages in the availability of foreign currency may occur, which could restrict our ability to remit sufficient foreign currency to pay dividends.

We currently intend to retain any future earnings to finance the development and growth of our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future, but will review this policy as circumstances dictate. If in the future we are able to pay dividends and determine it is in our best interest to do so, such dividends will be paid at the discretion of the Board of Directors after taking into account various factors, including our financial condition, operating results, capital requirements, restrictions contained in any future financing instruments and other factors the Board of Directors deems relevant.

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in China. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

 Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition and results of operations pertains only to the registrant prior to the Share Exchange and should be read in conjunction with the historical financial statements and related notes and the description of our business appearing elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" above in this annual report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" above in Item 1A.

The discussion of Guangzhou Tanke's financial condition and results of operations and financial statements and notes thereto as of December 31, 2010 can be found in our current report on Form 8-K/A to be filed with the SEC on or prior to April 15, 2011.

We were organized on May 24, 1989 under the laws of the State of Idaho and was re-incorporated under the laws of the State of Nevada on November 1, 2007 and were considered a development stage company with no assets and/or capital and no material operations or revenues through February 9, 2011.  Ongoing expenses, including the costs associated with the preparation of reports and filing with the SEC have been paid for by advances from a stockholder, which are evidenced on our financial statements as payable-related party.  It is anticipated that we will require limited capital to maintain our corporate viability.  Additional necessary funds will most likely be provided by our officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available.  However, unless we are able to facilitate an acquisition of or merger with an operating business, or able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

We have not realized revenues since inception. For the year ended December 31, 2010, we incurred a net loss of $29,865 compared to a loss of $21,665 for the year ended December 31, 2009. We have accumulated a net loss of $110,690 since inception through December 31, 2010. The increase in net loss for 2010 is attributed primarily to professional expenses for accounting and legal fees.

Liquidity and Capital Resources

Expenses incurred during 2010 and 2009 have been paid for by a stockholder. At December 31, 2010, we had current liabilities of $56,091 in the form of a note payable to a related party of $47,571 (including accrued interest) and accounts payable of $8,520, compared to current liabilities of $32,226 at December 31, 2009. The increase at December 31, 2010 is attributed to the increase in professional fees and note payable during 2010.  Because we have no cash reserves or revenue source, we expect to continue to rely on stockholders to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company.  There is no assurance that we will complete such an acquisition or merger or that our stockholders will continue indefinitely to pay expenses.

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

Net Operating Loss

We have accumulated a net operating loss carryforwards of approximately $60,295 as of December 31, 2010.  This loss carryforward may be offset against future taxable income through the year 2030.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2010 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Recent Accounting Pronouncements

See “Note 1—Summary of Significant Accounting Policies—Recent Accounting Pronouncements” of the Company’s financial statements included elsewhere in this Annual Report on Form 10-K, which are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and Notes thereto and the report of Sadler, Gibb and Associates, LLC, the independent registered public accounting firm of Greyhound Commissary, Inc, which changed its name into Tanke Biosciences Corporation, are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosures and Procedures

           As of the end of the period covered by this annual report, our President, acting as both our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our President acting as both chief executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were effective as of December 31, 2010.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, and position of our directors, our executive officers and key employees as of December 31, 2010. Executive officers are elected annually by our board of directors.  Each executive officer or key employee holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

Name	Age	Position

Geoff Williams	38	President, CEO and Director
Nancy Ah Chong	39	Secretary/Treasurer and Director

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

The business experience of each of the persons listed above during the past five years is as follows:

Geoff Williams. Mr. Williams has served as a director and President of our company since its inception in September 1999. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts. Mr. Williams also serves as our principal financial officer and principal accounting officer.  Mr. Williams is currently a director of Eastgate Acquisitions Corp. (President, C.E.O. and director) and Westgate Acquisitions Corp. (President, C.E.O. and director).

Nancy Ah Chong. Ms. Ah Chong became a director and Secretary of our company in September 2006. From August 2004 to the present, she has been an office manager for Williams Investment Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Previously, Mrs. Ah Chong was an administrative assistant for Forsgren Associates in Salt Lake City from March 2004 to August 2004. She has also worked as a customer service representative for Overstock.com from November 2003 to January 2004 and O’Currance from February 2001 to November 2003, and as a marketing and travel coordinator for MGIS from February 2000 to August 2001. From August 1991 to December 1999, Mrs. Ah Chong was with Barrick Goldstrike Mines, Inc. in Elko, Nevada, first as an exploration draftsperson and then an administrative assistant. Mrs. Ah Chong attended and graduated from the Omaha Institute of Art and Design in Omaha, Nebraska. Ms. Ah Chong is currently a director in Eastgate Acquisitions Corp. (Secretary / Treasurer and director); and Westgate Acquisitions Corp.. (Secretary / Treasurer and director).

The following able lists the names and ages as of February 9, 2011, and positions of individuals who serves as our executive officers and those individuals that as of February 13, 2011, serve as our directors:

Name	Age	Position

Guixiong Qiu	45	Founder, CEO and Chairman of the Board of Directors
Xugang Shu	34	Vice President of Research and Development
Bo Jun	32	Marketing Director

Guixiong Qiu.  Mr. Qiu has more than 13 years experience in the feed additives industry. Mr. Qiu earned an associate degree from South China Agricultural University with a major in Animal Inspection in 1987 and completed an Advanced Program in Agriculture Industrial and Business Management from Tsinghua University in 2005. After his graduation from college, Mr. Qiu worked for Zhengda Kangdi, a large feed producer, for three years. In 1991, he formed a logistic company trading animal drugs. In 1993, Mr. Qiu assisted an associate in managing a flavor enhancer feed additive company until founding Guangzhou Tanke.

Mr. Qiu served as a Vice President of the China Feed Industry Association and is a trustee of the Guangdong Province & Guangzhou City Feed Industry Association, Vice President of China Animal Health Association and trustee of China Green Industries Union Association. Mr. Qiu is also the President and a Director of Guangzhou Hai Hong Chuang Ltd.

Having worked for over 13 years in the feed additive industry, Mr. Qiu brings specialized knowledge of Guangzhou Tanke’s business to our board of directors.

Xugang Shu.  Dr. Shu joined Guangzhou Tanke in 2002 after receiving his Masters Degree in Chemistry from Guangdong University of Technology. From December 2002 until December 2004, he was in charge of Guangzhou Tanke’s product quality meeting ISO 9001 and 2000 standards and compliance with GMP.  In 2005, Dr. Shu became Guangzhou Tanke’s Vice President for Research & Development and organized the technology research center that has been responsible for 5 patent applications. He has received numerous awards and received a PhD in Chemistry from Guangdong University of Technology.

Bo Jun.  Prior to joining Guangzhou Tanke in 2003, Mr. Jun was a sales manager responsible for the sale of feed products at Hunan Haihong Group. From 2002 to 2003, Mr. Jun was a business development officer of technology for Shunde Zhongtian Feed Industrial Co. He has a BA in veterinary from Chongqing Southwest University.

Audit, Nominating, Compensation Committees and Director Independence

Our board of directors presently does not have standing audit, nominating or compensation committees and the entire board is performing the functions normally associated with an audit, nominating and compensation committee.  We expect that we will seek to form audit and other board committees in a manner consistent with exchange-listed companies at such time as we apply for a listing on an exchange.

Communication with our Directors

Stockholders or other interested parties may communicate with our directors by sending mail to Mr. Guixiong Qiu, c/o Guangzhou Tanke Industry Co., Ltd., Room 2801, East Tower of Hui Hao Building, No. 519 Machang Road, Pearl River New City, Guangzhou, People’s Republic of China, 510627.

Board of Directors’ Meetings

During our fiscal year ending December 31, 2011, we did not hold any meetings of the board of directors, although our board of directors did act by unanimous written consent.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are charged by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on December 31, 2010, our officers, directors and ten percent stockholders are in compliance with Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2010 and 2009. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

The following table sets forth all compensation received during the last two fiscal years by Guangzhou Tanke’s Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeds $100,000 in such fiscal years.  These officers are referred to as the Named Executive Officers in this Annual Report.

As a result of the Share Exchange, effective on February 9, 2011, the Named Executive Officers of Guangzhou Tanke became the Named Executive Officers of the Company.

All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the December 31, 2010 conversion rate of RMB 6.7909 to $1.00.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guixiong Qiu, Founder, CEO and Chairman of the Board of Directors (1)	2010	31,384.61	38,461.53						69,846.14
	2009	28,787.88					1,188.96		29,976.84
Xugang Shu, Vice President of Research and Development (1)	2010	20,307.69	15,384.61						35,692.30
	2009	10,060.44	3,634.55				1,188.96		14,927.51
Bo Jun, Marketing Director (1)	2010	30,769.23							30,769.23
	2009	22,071.67					1,188.96		23,260,63

(1)           The compensation data for Guiziong Qiu, Xugang Shu and Bo Jun prior to the Share Exchange reflects compensation paid by Guangzhou Tanke.

(2)           Prior to the Share Exchange, Geoff Williams served as a principal executive officer and director of Greyhound.  Since its inception, Greyhound had not paid its officers any salary or consulting fees.

Employment Agreements

Since our inception and prior to the closing of the Share Exchange, we did not pay any salary or consulting fees to our officers.  We have signed standard employment agreements in compliance with PRC labor laws and regulations with our current directors and senior executives.

Option/SAR Grants in Last Fiscal Year

We did not grant any stock options to our executive officers or directors from inception through the date of this prospectus.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table sets forth below certain information regarding the beneficial ownership of our common stock as of March 31, 2011, based on 2,l166,913 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Percent of Class (2)
Guixiong Qiu * Room 401, 5 building cha shan qui South China Agricultural University dayuan No 483 tianhe qui wu shan road Guangzhou city Guangdong P.R.China	4,505,161 (3)	33.81%
Xugang Shu * Room 401, 5 building cha shan qui South China Agricultural University dayuan No 483 tianhe qui wu shan road Guangzhou city Guangdong P.R.China	0	0.0%

Bo Jun * Room 401, 5 building cha shan qui South China Agricultural University dayuan No 483 tianhe qui wu shan road Guangzhou city Guangdong P.R.China	0	0.0%
Bi Gao Room 704 , No 10 tianhe guanghe road Guangzhou city Guangdong P.R.China	3,203,670 (4)	24.04%
Xiuzhen Liang Room 404, No 10 quan fu li fang cun qui Guangzhou city Guangdong P.R.China	2,002,294 (5)	15.03%
Golden Genesis Limited Suite 2108 Nan Fung Tower 173 Des Voex Road Hong Kong	10,011,469 (6)(7)	75.14%
All directors and officers as a group	4,505,161	33.81%

* Director and/or executive officer.

(1)
Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Based on 13,324,093 shares of common stock issued and outstanding after the closing of the Share Exchange and Private Placement.

(3)
Includes (i) 3,605,161 shares of common stock issued in the name of Golden Genesis that shall be transferred within the next 3 years to Mr. Qiu pursuant to the Call Option Agreement, under the terms of which Golden Genesis has agreed not to exercise any of its voting rights with respect to such shares on behalf of Mr. Qiu without the prior written consent of Mr. Qiu, before all of such shares are transferred to Mr. Qiu; and (ii) 900,000 shares of common stock over which Mr. Qiu has voting power that are issued in the name of Golden Genesis, but held in escrow, subject to the terms of the Securities Escrow Agreement, which provides that 450,000 shares will be disbursed in each of 2012 and 2013 to either the Investors, on a pro rata basis, or to Golden Genesis (and, subsequently, Mr. Qiu), based on whether the Company achieves certain financial benchmarks for the fiscal years ending December 31, 2011 and 2012.

(4)
Includes (i) 2,563,670 shares of common stock issued in the name of Golden Genesis that shall be transferred within the next 3 years to Mr. Gao pursuant to the Call Option Agreement, under the terms of which Golden Genesis has agreed not to exercise any of its voting rights with respect to such shares on behalf of Mr. Gao without the prior written consent of Mr. Gao, before all of such shares are transferred to Mr. Gao; and (ii) 640,000 shares of common stock over which Mr. Gao has voting power that are issued in the name of Golden Genesis, but held in escrow, subject to the terms of the Securities Escrow Agreement, which provides that 320,000 shares will be disbursed in each of 2012 and 2013 to either the Investors, on a pro rata basis, or to Golden Genesis (and, subsequently, Mr. Gao), based on whether the Company achieves certain financial benchmarks for the fiscal years ending December 31, 2011 and 2012.

(5)
Includes (i) 1,602,294 shares of common stock issued in the name of Golden Genesis that shall be transferred within the next 3 years to Ms. Liang pursuant to the Call Option Agreement, under the terms of which Golden Genesis has agreed not to exercise any of its voting rights with respect to such shares on behalf of Ms. Liang without the prior written consent of Ms. Liang, before all of such shares are transferred to Ms. Liang; and (ii) 400,000 shares of common stock over which Ms. Liang has voting power that are issued in the name of Golden Genesis, but held in escrow, subject to the terms of the Securities Escrow Agreement, which provides that 200,000 shares will be disbursed in each of 2012 and 2013 to either the Investors, on a pro rata basis, or to Golden Genesis (and, subsequently, Ms. Liang), based on whether the Company achieves certain financial benchmarks for the fiscal years ending December 31, 2011 and 2012.

(6)
Includes an aggregate of 8,011,469 shares of common stock issued in the name of Golden Genesis that shall be transferred within the next 3 years to the Tanke Shareholders in accordance with the Call Option Agreement.  Pursuant to the Call Option Agreement, Golden Genesis has agreed not to exercise any of its voting rights with respect to such shares on behalf of the Tanke Shareholders without the prior written consent of the Tanke Shareholders.

(7)
Includes an aggregate of 2,000,000 shares of common stock over which the Tanke Shareholders have voting power that are issued in the name of Golden Genesis, but held in escrow, subject to the terms of the Securities Escrow Agreement, which provides that an aggregate of 1,000,000 shares will be disbursed in each of 2012 and 2013 to either the Investors, on a pro rata basis, or to Golden Genesis (and, subsequently, to the Tanke Shareholders, on a pro rata basis), based on whether the Company achieves certain financial benchmarks for the fiscal years ending December 31, 2011 and 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Loans to Affiliates

On December 24, 2010, in satisfaction of the amounts due from related parties, Mr. Guixiong Qiu, Mr. Bi Gao, and Ms. Xiuzhen Liang executed a Promissory Note with Guangzhou Tanke Industry Co., Ltd. in amount of $3,443,198.67. The loan is unsecured, bears interest at a rate of 4% per annum and will mature on June 30, 2012, at which point the outstanding amount, plus accrued but unpaid interest, is due.

Securities Escrow Agreement

On February 9, 2011, in connection with the Private Placement, we entered into the Securities Escrow Agreement with Euro Pacific, as agent, Golden Genesis and the Escrow Agent, as escrow agent.  Pursuant to the Securities Escrow Agreement, Golden Genesis placed in escrow 2,000,000 Escrow Shares, to be disbursed to either the Investors on a pro rata basis or to Golden Genesis based on the financial performance of Guangzhou Tanke, our principal operating business through the VIE Agreements.  If our “Adjusted Income” (as defined below) for the year ending December 31, 2011 is (i) at least $4,652,410, then Golden Genesis shall receive an aggregate of one million (1,000,000) Escrow Shares or (ii) less than $4,652,410, then the Investors shall receive an aggregate of one million (1,000,000) Escrow Shares.  If our Adjusted Income for the year ending December 31, 2012 is (i) at least $7,571,111, then Golden Genesis shall receive an aggregate of one million (1,000,000) Escrow Shares or (ii) less than $7,571,111, then the Investors shall receive an aggregate of one million (1,000,000) Escrow Shares.  For the purposes of the Securities Escrow Agreement, “Adjusted Income” means the sum of: (A) the Company’s net income; plus (B) any expense incurred in connection with the transactions contemplated by the Securities Purchase Agreement in connection with the Private Placement, including, without limitation, expenses related to the filing of a registration statement; plus (C) any depreciation and amortization expenses related to the expenses described in (B) above for the fiscal year ending December 31, 2011 or December 31, 2012 (as applicable), in each case as determined in accordance with generally accepted accounting principles in the United States of America, as reported in the Company’s Annual Report on Form 10-K as filed with the SEC.

VIE Agreements and Call Option Agreements

On January 3, 2011, Kanghui Agricultural entered into the VIE Agreements with Guangzhou Tanke and the shareholders of Guangzhou Tanke, namely Mr. Guixiong Qiu (“Mr. Qiu”), Mr. Bi Gao (“Mr. Gao”), Ms. Xiuzhen Liang (“Ms. Liang”) and Mr. Bing Teng (“Mr. Teng”) (collectively referred to as the “Tanke Shareholders”), who are all PRC citizens.  Pursuant to the VIE Agreements, Kanghui Agricultural effectively assumed management of the business activities of Guangzhou Tanke and has the right to appoint all executives and senior management and the members of the board of directors of Guangzhou Tanke.

In addition, on January 3, 2011, the Tanke Shareholders each entered into a call option agreement (the “Call Option Agreement”) with Golden Genesis Limited (“Golden Genesis”), a British Virgin Islands company, and Wong Kwai Ho (“Ms. Wong”), a Hong Kong resident owning 100% of the issued and outstanding shares of Golden Genesis.  Under the terms of the Call Option Agreement, which became effective upon the closing of the Share Exchange, Golden Genesis shall transfer up to 100% of the shares of common stock that it received in the Share Exchange within the next 3 years to the Tanke Shareholders for consideration of $0.01 per share, resulting in the Tanke Shareholders owning a majority of the outstanding shares of our common stock.  The Call Option Agreement provides that Golden Genesis shall not dispose of the respective portion of the shares of common stock without the Tanke Shareholders’ prior written consent.

Other

Other than employment and the foregoing arrangements, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party: (i) any of our directors or officers; (ii) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or (iii) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of the Company.

Director Independence

As part of our obligations under the Securities Purchase Agreement entered into in connection with the Private Placement, we are required to appoint a Board of Directors consisting of a majority of “independent” directors (as defined under the Nasdaq Marketplace Rules) and one director designated by Euro Pacific, the lead placement agent in the Private Placement, with at least two of such directors being fluent in English, within six months of the closing of the Private Placement.  Upon such appointment, we will seek to form audit and other board committees in a manner consistent with Nasdaq listed companies.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent registered public accounting firms Sadler, Gibb and Associates, LLC. during the fiscal years ended December 31, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December, 2010	December, 2009
Audit Fees	$5,500	$2,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
TOTAL	$5,500	$2,500

Part IV

ITEM 15.  EXHIBITS FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements included in Item 8 herein are filed as a part of this report.

(b)	See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2011.

Tanke Biosciences Corporation

By:	/s/ Guixiong Qiu
Name: Guixiong Qiu
Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guixiong Qiu
Guixiong Qiu	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer, principal financial officer and principal accounting officer)	March 31, 2011

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated January 3, 2011, by and among the Company, China Flying and Shareholders of China Flying (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Amended and Restated Bylaws of the Company
3.3	Certificate of Amendment to Articles of Incorporation (3)
4.1	Form of Note issued to the Investors in the Private Placement, dated February 9, 2011 (1)
4.2	Form of Warrant issued to the Investors in the Private Placement, dated February 9, 2011 (1)
4.3	Form of Placement Agent Warrant issued to affiliates of Euro Pacific Capital, Inc., dated February 9, 2011 (1)
10.1	Consulting Services Agreement, dated January 3, 2011, between Guangzhou Tanke and the WFOE (1)
10.2	Operating Agreement, dated January 3, 2011, by and among Guangzhou Tanke, its shareholders and the WFOE (1)
10.3	Voting Rights Proxy Agreement, dated January 3, 2011, by and among Guangzhou Tanke, its shareholders and the WFOE (1)
10.4	Equity Pledge Agreement, dated January 3, 2011, by and among Guangzhou Tanke, its shareholders and the WFOE (1)
10.5	Option Agreement, dated January 3, 2011, by and among Guangzhou Tanke, its shareholders and the WFOE (1)
10.6	Call Option Agreement, dated January 3, 2011, by and among Golden Genesis, Wong Kwai Ho and the Tanke Shareholders, (1)
10.7	Securities Purchase Agreement, dated February 9, 2011, by and among the Company, the Investors in the Private Placement and Euro Pacific Capital, Inc. as representative of the Investors (1)
10.8	Registration Rights Agreement, dated February 9, 2011, by and among the Company and the Investors in the Private Placement (1)
10.9	Securities Escrow Agreement, dated February 9, 2011, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, Golden Genesis and Escrow, LLC, as escrow agent (1)
10.10	Closing Escrow Agreement, dated February 9, 2011, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, and Escrow, LLC, as escrow agent (1)
21.1	Subsidiaries of the Registrant (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.+
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.+
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.+

*	Previously filed

+	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report of Form 8-K, filed on February 10, 2011.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1 (File Number 333-172240), filed on February 14, 2011.

(3)	Incorporated by reference to Exhibit 3.2 and Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 10, 2011.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 4, 2010

(5)	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement of Form S-1 (File Number 333-172240), filed on February 14, 2011.

GREYHOUND COMMISSARY, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

December 31, 2010 and 2009

GREYHOUND COMMISSARY, INC.

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greyhound Commissary, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Greyhound Commissary, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on May 24, 1989 through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Greyhound Commissary, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year then ended and for the period from inception on May 24, 1989 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses of $110,690 as of December 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
February 28, 2011

ASSETS

	December 30,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$8,520	$1,500
Accrued interest - related party	5,538	2,415
Note payable related party	42,033	28,311

Total Current Liabilities	56,091	32,226

TOTAL LIABILITIES	56,091	32,226

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value; 50,000,000 shares authorized, 3,397,787 shares issued and outstanding	3,398	3,398
Additional paid in capital	51,201	45,201
Deficit accumulated during the development stage	(110,690)	(80,825)

Total Stockholders' Equity (Deficit)	(56,091)	(32,226)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

			From Inception
			On May 24,
	For the Year Ended		1989 through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	26,742	19,831	105,107

Total Operating Expenses	26,742	19,831	105,107

LOSS FROM OPERATIONS	(26,742)	(19,831)	(105,107)

OTHER INCOME (EXPENSE)

Interest expense	(3,123)	(1,834)	(5,583)

Total Other Income (Expense)	(3,123)	(1,834)	(5,583)

INCOME BEFORE TAXES	(29,865)	(21,665)	(110,690)

Income taxes	-	-	-

NET LOSS	$(29,865)	$(21,665)	$(110,690)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,397,787	3,397,787

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance May 24, 1989	-	$-	$-	$-	$-

Shares issued for services
at $1.00 per share	397,787	398	30,201	-	30,599

Shares issued for services
at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss from inception through
December 31, 2004	-	-	-	(33,599)	(33,599)

Balance December 31, 2004	3,397,787	3,398	30,201	(33,599)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-

Balance December 31, 2005	3,397,787	3,398	30,201	(33,599)	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance December 31, 2006	3,397,787	3,398	30,201	(33,599)	-

Contributed services	-	-	3,000	-	3,000

Net loss for the year ended
December 31, 2007	-	-	-	(7,043)	(7,043)

Balance December 31, 2007	3,397,787	3,398	33,201	(40,642)	(4,043)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2008	-	-	-	(18,518)	(18,518)

Balance December 31, 2009	3,397,787	3,398	39,201	(59,160)	(16,561)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2009	-	-	-	(21,665)	(21,665)

Balance, December 31, 2009	3,397,787	3,398	45,201	(80,825)	(32,226)

Contibuted services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2010	-	-	-	(29,865)	(29,865)

Balance, December 31, 2010	3,397,787	$3,398	$51,201	$(110,690)	$(56,091)

GREYHOUND COMMISSARY, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			On May 24,
	For the Year Ended		1989 through
	December 31,		December 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(29,865)	$(21,665)	$(110,690)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	33,599
Contributed services	6,000	6,000	21,000
Changes in operating assets and liabilities:
Prepaid expenses	-	750	-
Accrued interest - related party	3,123		5,538
Accounts payable	7,020	1,500	8,520

NET CASH USED IN OPERATING ACTIVITIES	(13,722)	(13,415)	(42,033)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from related party notes payable	13,722	13,415	42,033

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,722	13,415	42,033

NET CHANGE IN CASH	-	-	-

CASH - Beginning of period	-	-	-

CASH - End of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010 and 2009.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Loss (numerator)	$(29,865)	$(21,665)
Shares (denominator)	3,397,787	3,397,787
Per share amount	$(0.01)	$(0.01)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2010.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2010.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2010	December 31, 2009
Income tax expense at statutory rate	$(11,647)	$(8,449)
Contributed services	2,340)	2,340)
Valuation allowance	9,307)	6,109)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2010	December 31, 2009
NOL carryover	$27,319)	$15,671)
Valuation allowance	(27,319)	(15,671)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $52,048 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

Stock-based compensation.

As of December 31, 2010, the Company has not issued any share-based payments to its employees.

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Recent Accounting Pronouncements

Below is a listing of the most recent accounting pronouncements issued since through May 27, 2010. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

2.             GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $110,690 as of December 31, 2010.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

3.             NOTE PAYABLE-RELATED PARTY

The Company has a note payable to a shareholder of $42,033 as of December 31, 2010. The note payable is unsecured, accrues interest at 8% per annum and is due upon demand. The Company owes $5,538 of accrued interest to the related party as of December 31, 2010.

4.             CONTRIBUTED SERVICES

During the years ended December 31, 2010 and 2009, a related-party has contributed various administrative services to the Company. These services include basic management and accounting services, and utilization of office space and equipment. These services have been valued at $6,000 for each of the years ended December 31, 2010 and 2009.

5.             SUBSEQUENT EVENTS

On January 3, 2011, the Company’s board of directors unanimously approved a resolution to enter into a Share Exchange Agreement with China Flying Development Limited, a Hong Kong incorporated company (“China Flying”), and Golden Genesis, a British Virgin Islands company, the sole stockholder of China Flying.  Under the terms of the Share Exchange, Golden Genesis will exchange 100% of its capital stock in China Flying for 10,758,000 shares of authorized, but previously unissued Company common stock, post-split as described below.  Also at the closing, the Company will issue an aggregate of 1,840,000 shares (post-split) of our authorized, but previously unissued common stock to Regeneration Capital Group LLC, a fund, and the investors in the fund, the U.S. advisor to Tanke.  Following the closing of the agreement, China Flying will become the Company’s wholly owned subsidiary.

The acquisition of China Flying is contingent upon the completion of the Company’s planned private placement of a minimum of $6.5 million (5,652,174 units) and a maximum of $8 million (6,956,522 units) of units (the “Units”).  Each Unit will consist of a $1.15 principal amount convertible note and a three year warrant to purchase one share of Company common stock.  Offering proceeds will be held in escrow pending the closing on the minimum amount of Units.

China Flying owns 100% of the issued and outstanding capital stock of Guangzhou Kanghui Agricultural Technology Co., Ltd. (“Kanghui Agricultural”).  Kanghui Agricultural has entered into a series of contractual agreements with Guanghzou Tanke Industry Co., Ltd. (collectively with its consolidated subsidiaries “Tanke”), pursuant to which Kanghui Agricultural effectively assumed management of the business activities of Tanke. China Flying, through a wholly-owned holding entity, controls Tanke.  China Flying is entitled to 100% of the net profits of Tanke and can, through its wholly-owned subsidiary, direct Tanke’s actions via contractual arrangements.  As a result of the Share Exchange, China Flying will be indirectly entitled to 100% of the revenues of Tanke and be able to direct Tanke’s actions and control Tanke via contractual arrangements.

5.             SUBSEQUENT EVENTS (CONTINUED)

At the effective time of the acquisition, the current board of directors will nominate and elect to the board those persons designated by China Flying.  Simultaneously, the Company’s current directors and executive officers will resign from all their respective positions, effective immediately upon the closing.

Following completion of the acquisition, the Company will become engaged, through its consolidated subsidiaries, including Tanke as the principal operating company, in the development, production, marketing and distribution of a broad range of innovative feed additive products that foster the growth of healthy and profitable animals. Tanke’s headquarters are located in the province of Guangdong, China, and is a government certified hi-tech company.  Tanke’s feed additive products are distinguished from traditional artificial feed additives in that they are non-hazardous, environmentally friendly and safe for livestock and their human consumers.

Also on January 3, 2011, the Company’s board of directors approved an amendment to the articles of incorporation to change the corporate name to Tanke Biosciences Corporation.  A principal stockholder holding 3,000,000 shares, or approximately 88.3% of our outstanding common shares, approved the amendment pursuant to written consent in lieu of a stockholders’ meeting.  The amendment effecting the change of our corporate name will become effective upon filing the certificate of amendment with the Secretary of State of the State of Nevada.  Management anticipates a closing of the acquisition and the name change to occur in mid-February 2011.

The Company’s board of directors further approved unanimously on January 3, 2011, a one share for 8.512 shares reverse split of our issued and outstanding common stock.  The effective date of the split will be established by our board on a date prior to the closing of the acquisition of China Flying. The split was also approved by the Company’s principal stockholder, owning 88.3% of our outstanding shares, by written consent. Upon the effectiveness of the split, each share of our issued and outstanding common stock will be reverse split on a one share for 8.512 shares basis.  No fractional shares will be issued in connection with the reverse split.  Stockholders who would otherwise be entitled to receive fractional shares, because they hold a number of shares of common stock that is not evenly divided by the split ratio, will have the number of new shares to which they are entitled rounded up to the next whole number of shares.  No stockholders will receive cash in lieu of fractional shares.

Currently, the Company has 3,397,787 shares of common stock issued and outstanding.  Following the reverse split, but prior to the issuance of shares pursuant to the acquisition of China Flying, the outstanding shares will be reduced to approximately 399,176 shares, without giving effect to the rounding up of fractional shares. Split shares issued in connection with the reverse stock split will be fully paid and non-assessable. The number of stockholders will remain unchanged as a result of the reverse split. The par value of the common stock will remain unchanged.

In accordance with SFAS 165 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.