Form 10-Q
period 2011-03-31
Tanke Biosciences Corp
filed 2011-05-20
CIK 1452011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 000-53529
_______________

TANKE BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	No. 26-3853855
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 2801, East Tower of Hui Hao Building, No. 519 Machang Road Pearl River New City, Guangzhou, P. R. China	510627
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
86-(20) 3885-9025

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                     Accelerated filer ☐

Non-accelerated filer ☐                                                       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

13,324,093 shares of Common Stock, par value $.001, were outstanding at May 15, 2011.

TANKE BIOSCIENCES, CORP.

Index

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to (i) Tanke Biosciences Corporation, a Nevada corporation (“Tanke”), (ii) China Flying Development Limited, a Hong Kong corporation (“China Flying”), and (iii) Guangzhou Kanghui Agricultural Technology Co., Ltd., a wholly foreign enterprise under the laws of the People’s Republic of China (“Kanghui Agricultural”), and our principal operating business, Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”), which we control via a series of variable interest entity contractual agreements (the “VIE Agreements”), unless otherwise indicated or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sector entitled “Risk Factors” contained in our Form 10-K for the year ended December 31, 2010, as well as elsewhere in this Quarterly Report on Form 10-Q generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined in the section entitled “Risk Factors” contained in our Form 10-K for the year ended December 31, 2010 as well as matters described in this Quarterly Report on Form 10-Q generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

Index

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q.  Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q.

 This Quarterly Report on Form 10-Q also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

Index

ITEM 1. FINANCIAL STATEMENTS

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED)
 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,876,019	$2,222,025
Restricted cash	706,802	-
Note receivable -related parties, current portion	2,089,184	2,033,622
Accounts receivable，net	1,704,526	1,767,968
Inventories	1,257,231	1,354,282
Deferred tax asset	36,136	17,887
Other receivables	4,202,917	112,569
Other current assets	2,100,181	164,846
Total current assets	17,972,996	7,673,199

Note receivable - related parties, long term portion	670,876	974,532
Property and equipment, net	4,546,291	1,554,589
Construction in progress	1,067	2,777,417
Intangible asset, net	290,547	286,892
Total assets	$23,481,777	$13,266,629

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$733,426	$604,913
Other payables and accrued liabilities	317,076	192,298
Advance from customers	763	3,176
Income tax payable	906,935	699,637
Current portion of long-term borrowings	915,135	905,975
Total current liabilities	2,873,335	2,405,999

Government grant	40,546	73,498
Long-term borrowings	1,143,920	452,987
Convertible notes payable	2,780,604	-
Other long-term payables	13,722
Total liabilities	6,852,127	2,932,484

Commitments and contingencies

Shareholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,997,316 (unaudited) and 10,758,000 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	12,997	10,758
Additional paid-in capital	10,166,348	1,417,098
Retained earnings	6,400,568	6,205,482
Accumulated other comprehensive income	49,737	530,070
Total shareholders' equity	16,629,650	8,163,408
Non-controlling interest in subsidiary	-	2,170,737
Total equity	16,629,650	10,334,145
Total liabilities and shareholders' equity	$23,481,777	$13,266,629

See accompanying notes to the financial statements

Index

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS END MARCH 31, 2011 AND 2010
(Unaudited)

	Three months Ended
	March 31,
	2011	2010

Net sales	$5,941,470	$3,354,927
Costs of sales	(3,515,066)	(1,995,988)
Gross profit	2,426,404	1,358,939
Selling expenses	(585,250)	(433,314)
Administrative expenses	(2,762,667)	(108,429)
Depreciation and amortization	(11,719)	(11,468)
(Loss) income from operations	(933,232)	805,728
Other income/expense		-
Foreign exchange losses, net	(79,046)	778
Interest income	1,390	1,678
Interest expense	(41,174)	(425)
Amortization of discount on notes	(759,234)	-
Income before income taxes	(1,811,296)	807,759
Income tax expense	(213,355)	(103,135)
Net (loss) income	(2,024,651)	704,624
Non-controlling interest in earnings of subsidiary	-	(178,724)
Net (loss) income available to shareholders	$(2,024,651)	$525,900
Other comprehensive income, net of tax:
Foreign currency translation	(519,458)	(45,006)
Translation attributable to non-controlling interest	39,125	7,543
Comprehensive (loss) income	$(2,504,984)	$488,437

Net (loss) income available to common shareholders per share:
Basic	$(0.17)	$0.05
Diluted	$(0.17)	$0.05

Weighted average shares outstanding:
Basic	12,166,228	10,758,000
Diluted	12,166,228	10,758,000

See accompanying notes to the financial statements

Index

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares	Amount	Additional Paid-in capital	Retained Earnings	Comprehensive income Foreign Currency Translation	Non- controlling interest	Total Equity

Balance at December 31, 2010, restated in terms of the Share Exchange Agreement	10,758,000	$10,758	$1,417,098	$6,205,482	$530,070	$2,170,737	$10,334,145
Consolidation of non-controlling interest				2,219,737	(49,000)	(2,170,737)	-
Effect of Share Exchange Agreement and Private Placement	399,316	399	6,635,090	-	-	-	6,635,489
Shares issued for consulting services	1,840,000	1,840	2,114,160	-	-	-	2,116,000
Net loss	-	-	-	(2,024,651)	-	-	(2,024,651)
Foreign currency translation	-	-	-	-	(431,333)	-	(431,333)
Balance at March 31, 2011 (Unaudited)	12,997,316	$12,997	$10,166,348	$6,400,568	$49,737	$-	$16,629,650

See accompanying notes to the financial statements

Index

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
 (Unaudited)

	Three months Ended
	March 31,
	2011	2010

Operating activities:
Net income	$(2,024,651)	$704,624
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	40,447	26,000
Common stock issued for services	2,116,000
Amortization of discount on convertible notes payable	759,234	-
Reorganization of the equity of legal acquirer	148,108	-
Changes in operating assets and liabilities:
Accounts receivable	80,911	(93,552)
Inventories	110,189	(472,585)
Deferred tax assets	(17,977)	-
Other receivables	(68,648)	(444,191)
Other current assets	181,287	(15,357)
Accounts payable	121,780	110,853
Other payables and accrued liabilities	122,215	276,701
Income tax payable and receivable	199,216	(262,966)
Government grant	(33,525)	(66,186)
Advance from customer	(2,434)	-
Net cash provided by (used in) operating activities	1,732,152	(236,659)

Investing activities:
Purchase of property and equipment	(211,130)	22,287
Change in restricted cash	(706,802)	146,472
Net cash provided by (used in) investing activities	(917,932)	168,759

Financing activities:
Note receivables-related parties	277,112	(30,028)
Other receivable from State Administration of Foreign Exchange	(3,999,990)	-
Net proceeds from issue of convertible notes	5,825,360	-
Increase (decrease) in bank borrowings	696,551	(219,708)
Net cash provided by (used in) financing activities	2,799,033	(249,736)

Effect of foreign currency translation	40,741	468

Net increase (decrease) in cash	3,653,994	(317,168)
Cash, beginning of period	2,222,025	1,817,875
Cash, end of period	$5,876,019	$1,500,707

Supplemental disclosures of cash flow information:
Cash paid for interest	$100,265	$58,626
Cash paid for income taxes	$184,989	$133,049

See accompanying notes to the financial statements

Index

TANKE BIOSCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

In these consolidated financial statements, unless the context requires otherwise, the terms “we”, “our”, “us” and the “Company” refer to Tanke Biosciences Corporation, a Nevada corporation formerly known as Greyhound Commissary, Inc. (“Greyhound”), as well as our direct and indirect subsidiaries, and our principal operating business, Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”), which we control via a series of variable interest entity contractual agreements (the “VIE Agreements”) more fully described below.

We conduct our business through our subsidiaries, principally our wholly-owned subsidiary China Flying Development Limited (“China Flying”), a Hong Kong incorporated company, and its wholly-owned subsidiary Guangzhou Kanghui Agricultural Technology Co., Ltd. (“Kanghui Agricultural” or the “WFOE”), a wholly foreign owned enterprise incorporated as a limited liability company under the laws of the PRC.  The Company operates and controls Guangzhou Tanke through Kanghui Agricultural and China Flying and in connection with the VIE Agreements.

On January 3, 2011, Guangzhou Tanke entered into a series of agreements with Kanghui Agricultural, pursuant to which Kanghui Agricultural effectively assumed management of the business activities of Guangzhou Tanke.  Kanghui Agricultural is entitled to 100% of the net income of Guangzhou Tanke and is able to direct Guangzhou Tanke’s actions.

Also on January 3, 2011, our board of directors unanimously approved a resolution to enter into a Share Exchange Agreement with China Flying, and Golden Genesis, a British Virgin Islands company, the sole stockholder of China Flying.  Under the terms of the Share Exchange, Golden Genesis exchanged 100% of its capital stock in China Flying for 10,758,000 shares of authorized, but previously unissued Greyhound common stock, post-split as described below.  Also at the closing, we issued an aggregate of 1,840,000 shares (post-split) of our authorized, but previously unissued common stock to a U.S. advisor.  Following the closing of the agreement, China Flying became our wholly owned subsidiary.

Our board of directors further approved unanimously on January 3, 2011, a one share for 8.512 shares reverse split of our issued and outstanding common stock.  The effective date of the split was established by our board on a date prior to the closing of the acquisition of China Flying.

The acquisition of China Flying was contingent upon the completion of our planned private placement in which we sold 6,669,627 units (the “Units”).  Each Unit consisted of a $1.15 principal amount convertible note and a three year warrant to purchase one share of Greyhound common stock. On February 9, 2011, the Company entered into a Securities Purchase Agreement with individual investors relating to the private placement and completed the private placement transaction (see Notes 11 and 12).

At the time of the Share Exchange Agreement, Greyhound had 3,397,787 shares of common stock issued and outstanding.  Following the reverse split, but prior to the issuance of shares pursuant to the acquisition of China Flying, the outstanding shares will be reduced to approximately 399,316 shares, without giving effect to the rounding up of fractional shares. Split shares issued in connection with the reverse stock split will be fully paid and non-assessable. The number of stockholders will remain unchanged as a result of the reverse split. The par value of our common stock remained unchanged.

Index

Overview of Our Business

Through Guangzhou Tanke, our principal operating business, we are an animal nutrition and feed additive provider in China.  Our products are distinguished from traditional artificial feed additives in that they are environmentally-friendly and are designed to optimize the growth and health of livestock such as pigs and cattle, as well as farmed fish.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation.

Operating results for the three months ended March 31, 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011.  You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's Form 8-K/A for the year ended December 31, 2010 filed with the SEC on May 13, 2011.

The Company’s consolidated financial statements have been stated in US dollars.

Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries (collectively the “Group'').  All significant inter-company balances and transactions within the Group have been eliminated.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of the amount due from related parties, the net realizable value of inventories, the estimation of useful lives of property and equipment, and intangible assets. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and amounts due from related parties. The Company places its cash with financial institutions with high credit ratings and quality. In addition, the Company conducts periodic reviews of the related party financial conditions and payment practices.

Approximately 99% of the Company’s revenue is generated from buyers in mainland China.

Index

Concentration of Suppliers

All the Company’s suppliers are located in mainland China.

Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the PRC only.

Restricted Cash

Deposits that are restricted in use are classified as restricted cash. At March 31, 2011, restricted cash includes amounts deposited in escrow to pay for interest on the convertible notes and investor relations over the upcoming year.  As of December 31, 2010, there was no restricted cash.

Trade and Other Receivables

The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the account receivable is written off against the allowance.  The Company does not require collateral for trade or other accounts receivable.

Included in other receivables is $3,999,990 which is a portion of the proceeds from the private placement that has been quarantined by the Chinese State Administration of Foreign Exchange. We received the funds in April 2011.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The cost of inventories includes the purchase cost and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale.

At March 31, 2011 and December 31, 2010, the Company did not make any provision for slow-moving or defective inventories.

Property and Equipment

Property and equipment are stated at cost less accumulation depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

Buildings	15-20 years
Plant and machinery	3-20 years
Motor vehicle	10 years
Office equipment	3-10 years

Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Index

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less the proceeds from disposal is charged or credited to income.

Intangible Asset

The intangible asset consists of land use rights which are recorded at cost less accumulated amortization. Amortization is provided over the term of the land use right agreements on a straight-line basis.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605-10, Revenue Recognition, and SEC Staff Accounting Bulletin No. 104. Pursuant to these pronouncements, revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller's price to the buyer is fixed or determinable; and
- Collectability is reasonably assured.

The Company’s revenue is generated through the wholesale and retail sale of livestock feed including organic trace mineral additives, functional regulation additives, herbal medicinal additives and raw materials. Before the Company recognizes revenue on these product sales, written purchase orders and contracts are received in advance of all shipments of goods to customers. For sales within the Company’s own province, delivery is made by Company employees. Such delivery occurs on the same day as shipment. For delivery outside the province, shipment is made through a separate logistics company that assumes the risk of loss. Revenue is recognized upon shipment of goods to the customers. The Company typically does not incur bad debt losses because this type of loss is deducted from the salesperson’s compensation, thereby mitigating the loss to the Company. Therefore, collectability is reasonably assured.

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary.  As of March 31, 2011 and December 31, 2010, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

Cost of Revenue

Cost of revenue consists primarily of material cost, labor cost, rent of land allocated to production, overhead associated with the manufacturing process and directly related expenses.

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses.

Index

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740, “Income Tax”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from net income or loss, investments by owners and distributions to owners. The Company’s only component of other comprehensive income is the foreign currency translation adjustments.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Foreign Currency Translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Index

For financial reporting purposes, the financial statements of the Company have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for the period.  Shareholders’ equity is translated at historical exchange rates. Any translation adjustments are included as a foreign exchange adjustment in other comprehensive income, a component of shareholders’ equity.

Exchange rates used for the foreign currency translation are as follows:

US$1 to RMB	March 31, 2011	December 31,2010

Closing rate	6.5564	6.6227
Average rate	6.5895	6.7255

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Financial instruments

The carrying amounts of all financial instruments except the convertible notes approximate fair value. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, due to/from related parties, notes payable, other payable and accrued liabilities and income tax payable approximate their fair values due to the short-term nature of these items. The carrying amounts of long-term borrowings other than the convertible notes approximate the fair value based on the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Convertible notes are not carried at fair value due to the discounts for warrants and the beneficial conversion feature. As the interest on these notes approximates market interest, the fair value is their face value of $7,670,071.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Recent Accounting Updates

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

Index

3.           INVENTORY

Inventories consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$804,351	$653,212
Finished goods	256,874	182,631
Work in progress	154,452	472,060
Packaging material	41,553	46,379
	$1,257,231	$1,354,282

4.      ACCOUNT RECEIVABLES

Account receivables consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Account receivables	$1,849,070	$1,911,065

Less: Allowance for doubtful accounts	(144,544)	(143,097)
	$1,704,526	$1,767,968

5.      OTHER RECEIVABLES

The other receivables mainly consists of the amount of $3,999,990 quarantined by Chinese State Administration of Foreign Exchange.   It was the cash investment from China Flying to the Company’s PRC subsidiary Kanghui, and the fund was received by Kanghui as of April 12, 2011.

6.    OTHER CURRENT ASSETS

Other current assets consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Prepayment to suppliers	$628,067	$115,078
Deferred expenses	66,392	49,768
Offering costs, net	1,405,722	-
	$2,100,181	$164,846

Index

Deferred expenses primarily consist of accrued input value added tax, or VAT which has not been declared to the tax bureau.

7.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Buildings	$4,310,470	$1,507,916
Plant and equipment	622,487	613,287
Motor vehicles	53,443	52,908
Office equipment	310,774	83,599
	5,297,174	2,257,710

Less: Accumulated depreciation	750,883	703,121
	$4,546,291	$1,554,589

The Group has buildings on the site it occupies, including factory buildings. Due to lack of a Land Use Right Certificate, the Group is unable to apply for the Property Ownership Certificate for the buildings. However, as the buildings are in use, the Group depreciates them over their expected useful lives. During the quarter ended March 31, 2011, the Company’s factory campus construction project was completed and the costs were moved from construction in process to the buildings account. Upon placement in service, the Company began depreciating them.

8.   INTANGIBLE ASSET

The intangible asset consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Deposit for land use right	$290,547	$286,892

On November 21, 2003, the Group applied to the Government of Huaqiao Town, Huadu District, Guangzhou, for the land use right of No. 2 Industry Area of Huaqiao Town (i.e., Laohutou Lot, Wangongtang) covering an area of around 430,000 square feet. The total consideration for the land use right is $598,536.  As of March 31, 2011, the Group has paid $290,547 of this amount.

While the final approval of the application of land use right is pending, the Group entered into an agreement on April 15, 2006 to lease the land from its beneficial owner until such time as a land use certificate is issued by the government or May 21, 2021, whichever occurs first. Until that time, the lease is at will and payments under the terms of the lease are $8,800 per year.

Index

9.	OTHER PAYABLE AND ACCRUED LIABILITIES

Other payable and accrued liabilities consisted of the following.

	March 31,	December 31,
	2011	2010

Other payables	$188,166	$911
Staff welfare payable	66,849	96,417
Value added tax payable	5,820	50,230
Other tax payables	56,241	44,740
	$317,076	$192,298

Other payables represent loans from third parties, which are interest free, unsecured and repayable on demand.

10.  LONG-TERM BORROWINGS

The details of the Company’s long-term borrowings are as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Bank loans (uncollateralized)	$2,059,056	$1,358,962

Less: Current portion	(915,136)	(905,975)
	$1,143,920	$452,987

The bank loans consist of  $1,296,443 (RMB8,500,000) and $762,613 (RMB5,000,000), bearing interest at 5.4% and 5.85% per annum, maturing on May 21, 2012 and  January 30, 2013, respectively.

11.  GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and off-set the liability amount when the related research and development activities are performed.

Index

12.  CONVERTIBLE NOTES PAYABLE

On February 9, 2011, the Company entered into a Securities Purchase Agreement with individual investors relating to a private placement transaction by the Company (the “Private Placement”) of 6,669,627 units.  Each unit consisted of a $1.15 principal amount 8% Senior Convertible Note (the “Notes”) and a Common Stock Purchase Warrant (the “Warrants”) to purchase one share of the Company’s common stock at an exercise price of $1.40 per share.

As a result of the Private Placement, the Company offered and sold $7,670,071 worth of Notes convertible into 6,669,627 shares of common stock.  The Notes are payable 24 months from February 9, 2011 with an interest rate of 8% per annum payable semiannually in arrears.  The Company placed in escrow an amount of the proceeds of the Private Placement equal to one semi-annual interest payment on the Notes to secure prompt interest payments.  Until such time as 75% of the Notes are converted into shares of Common Stock, if such escrow is depleted in order to make interest payments, the Company will replenish such escrow amount.  At the option of the holder, the Notes may be converted into Common Stock at a price of $1.15  per share, which is subject to customary weighted average and stock based anti-dilution protection.  The issuance of the Notes was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D.

The Notes contain customary events of default and affirmative and negative covenants of the Company, including negative covenants which restrict the Company’s ability to do the following (among other things) without the consent of the investors: (i) incur, or permit to exist, any indebtedness  for borrowed money in excess of (A) US$3,000,000 during the twelve (12) month period beginning on February 9, 2011, or (B) US$5,000,000 during the two-year period beginning on February 9, 2011 and ending on February 9, 2013 (the maturity date of the Notes), except in the ordinary course of the Company’s business; (ii) lend or advance money, credit or property to or invest in (by capital contribution, loan, purchase or otherwise) any person or entity in excess of US$1,000,000 except: (A) investments in United States Government obligations, certificates of deposit of any banking institution with combined capital and surplus of at least $200,000,000; (B) accounts receivable arising out of sales in the ordinary course of business; and (C) inter-company loans between and among the Company and its subsidiaries; (iii) pay dividends or make any other distribution on shares of the capital stock of the Company; (iv) create, assume or permit to exist, any lien on any of the Company’s property or assets now owned or hereafter acquired, subject to existing liens and certain exceptions; (v) assume guarantees, subject to certain exceptions; (vi) engage in “sale-leaseback” transactions, subject to certain exceptions; (vii) make capital expenditures in excess of US$5,000,000 in any fiscal year, subject to certain exceptions; and (viii) materially alter the Company’s business.

The warrants issued as a component of the units were valued using the Black-Scholes method using the following assumptions: (1) estimated life of warrants of 3 years, (2) annualized volatility of 100%, (3) fair value of stock as of grant date of $1.15, (4) exercise price of $1.40, (5) annual dividend rate of 0%, and (6) discount rate of 1.34%. Such calculation resulted in a warrant value of $4,470,536.

In accordance with ASC 470-20-25, the proceeds of the unit offering were allocated to the Notes and warrants based on their relative fair values on a weighted average basis, with the resulting allocated value of the warrants of $2,824,350 being classified to additional paid in capital. Such discount to the Notes is being amortized over their term of two years.

Index

The beneficial conversion feature associated with the issuance of the above Notes, amounted to $2,824,350, which has also been recorded as a discount to the convertible notes payable and is being amortized over the life of the Notes.

As of March 31, 2011, the book value of the Notes amounted to $2,780,604, which consisted of the aggregate face value of $7,670,071, less the remaining discount of $4,889,467.

In connection with the Private Placement, the Company incurred $1,624,002 of closing costs.  These costs have been reflected as other current assets and are being amortized over the life of the Notes.  As of March 31, 2011, the remaining book value of these closing costs amounted to $1,405,722, that are reflected in other current assets in the accompanying consolidated balance sheet.

13.  SHAREHOLDERS’ EQUITY

On February 9, 2011, the Company issued 666,973 warrants to purchase shares of common stock at an exercise price of $1.15 per share.  The warrants were valued using the Black-Scholes method using the following assumptions: 1) estimated life of warrants of 3 years, 2) annualized volatility of 100%, 3) fair value of stock as of grant date of $1.15, annual dividend rate of 0%, and 4) discount rate of 1.34%.  The warrants had a value of $476,494, which has been recorded in other current assets as a component of the Private Placement offering costs (see Note 11).

14.  INCOME TAX

The Company is a “domestic enterprise” that is registered and operated in Guangzhou, the PRC.

The PRC's legislative body, the National People's Congress, adopted the unified Enterprise Income Tax ("EIT") Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there is a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Income tax expense for the three months ended March 31, 2011 and 2010 represents the provision for current income tax expenses in the PRC.

Bio Co., a subsidiary of Guangzhou Tanke Co., is a joint venture with a foreign entity that received a full exemption from income taxes in 2007 and 2008 and half rate reduction for years 2009, 2010 and 2011 in accordance with the Law of the People's Republic of China on Income Tax of Enterprises with Foreign Investment and Foreign Enterprises and Notification of the State Council on Carrying out the Transitional Preferential Policies concerning Enterprise Income Tax (Guofa (2007) No. 39).

As of March 31, 2011 and December 31, 2010, the income tax payable for the Company amounted to $906,935 and $699,637, respectively.  Upon the date of circulating Form 10-Q, the Company has not settled the income  tax payables for the year ended December 31, 2010, the management of the Company decides to settle the income tax payable over the next three quarters of 2011.

Index

Significant components of the Company’s deferred tax asset are as follows.

	March 31,	December 31,
	2011	2010
	(Unaudited)
Allowance for doubtful accounts
Deferred tax asset	$36,136	$17,887

The Company is not subject to United States income tax. Furthermore, the Company is audited every year by an agency of the Chinese tax authority. Consequently, there are no uncertain tax positions requiring accrual or disclosure or timing differences in accordance with ASC 740-10, Income Taxes.

15.     RELATED PARTY TRANSACTIONS

Apart from the transactions and balances disclosed elsewhere in the financial statements, the Group had no material transactions with its related parties during the years presented.

16.      SEGMENT INFORMATION

Tanke operates in four segments: organic trace mineral additives, functional regulation additives, herbal medicine additives and other revenues. Management oversees each of these operations separately.

Organic trace mineral additives constitute the largest and fastest growing area of our business. These are various minerals added to animal feed to provide a balanced diet. Functional feed additives are widely used to enhance the properties of other products, improve feed efficiency and stimulate the rapid maturation of the immune system. Chinese herbal feed additives utilize traditional Chinese medicine theory to improve an animal’s digestion and appetite and to regulate the yin and yang balance of an animal’s health. Other revenue consists of the reselling of raw materials and technical support to customers.

Property, equipment and other assets are shared and not tracked separately by segment. Following is a breakdown of revenue and costs of sales by segment.

Index

	Three months Ended
	March 31,
	2011	2010

Segment revenues
Organic Trace Mineral Additives	$4,862,113	$2,699,478
Functional Regulation Additives	710,112	422,022
Herbal Medicinal Additives	1,252	92,099
Other	367,992	141,327
	$5,941,470	$3,354,927

Segment costs of sales
Organic Trace Mineral Additives	$2,879,446	$1,596,410
Functional Regulation Additives	423,680	244,093
Herbal Medicinal Additives	796	29,943
Other	211,145	125,543
	$3,515,066	$1,995,988

Segment gross profit
Organic Trace Mineral Additives	$1,982,668	$1,103,068
Functional Regulation Additives	286,432	177,929
Herbal Medicinal Additives	456	62,156
Other	156,848	15,785
	$2,426,404	$1,358,939

Index

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. As a result of the Share Exchange and the VIE Agreements, the Company, through Kanghui Agricultural, its indirect wholly owned subsidiary, assumed management of the business activities of Guangzhou Tanke and has the right to appoint all executives and senior management and the members of the board of directors of Guangzhou Tanke.  As used in this section, the terms “we”, “our”, “us” and the “Company” refer to the Company, our direct and indirect subsidiaries and Guangzhou Tanke, our principal operating business.

Overview

We are one of the leading animal nutrition and feed additive providers in China and in 2001 were designated a certified high-tech company by the Guangzhou City Commission of Science and Technology as recognition for new technology developed by us in the agriculture industry. Our products optimize the growth and health of livestock such as pigs and cattle, as well as farmed fish, and seek to capitalize on China’s growing demand for safe and reasonably priced food.  Feed additives are utilized in China at less than half the rate of the United States and Europe, and we have a significant growth opportunity as Chinese farmers and ranchers include a greater amount of increasingly sophisticated additive to their feed.

We have more than 150 employees, with 40 engaged in sale or sales-related activities.  Our headquarters and manufacturing facilities are in a state-of-the-art 34,000 square-meter facility in the capital city of Guangzhou, in Guangdong province.  We currently produce 21 branded feed additives, with each brand available in seven different mixes that correspond to different states of an animal’s life cycle.

Our major products address most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which account for approximately 75% of our revenue, Feed Acidifiers, Seasonings and Flavor Enhancers, which account for approximately 17% of our revenue, and Herbal Medicinal Additives, which account for approximately 2% of our revenue. Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations. We currently market 21 different brands of feed additives at various price points to meet the demands of existing and prospective customers. Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. While the majority of our sales are domestic, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 1.64% of our total sales.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Index

Basis of Presentation

Our consolidated financial statements have been stated in US dollars and prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of due from related parties, the net realizable value of inventories, the estimation of useful lives of property and equipment, and intangible assets.  Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, and SEC Staff Accounting Bulletin No. 104. Pursuant to these pronouncements, revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller's price to the buyer is fixed or determinable; and
- Collectability is reasonably assured.

Our revenue is generated through the wholesale and retail sale of feed additives for pigs and cattle as well as farmed fish, including organic trace mineral additives, functional regulation additives, herbal medicinal additives and raw materials. Before we recognize revenue on these product sales, written purchase orders and contracts are received in advance of all shipments of goods to customers. For sales within our own province, delivery is made by our employees. Such delivery occurs on the same day as shipment. For delivery outside the province, shipment is made through a separate logistics company that assumes the risk of loss. Revenue is recognized upon shipment of goods to the customers. We typically does not incur bad debt losses because this type of loss is deducted from the salesperson’s compensation, thereby mitigating the loss to the Company. Therefore, collectability is reasonably assured.

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary.  As of March 31, 2011, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

Research and Development Costs

Research and development costs are charged as expense when incurred and included in operating expenses.

Foreign Currency Translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Index

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars (“US$” or “$”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for the period.  Stockholders’ equity is translated at historical exchange rates. Any translation adjustments are included as a foreign exchange adjustment in other comprehensive income, a component of stockholders’ equity.

Exchange rates applied for the foreign currency translation during the periods are as follows:

	Three months ended
	March 31
US$1 to RMB	2011	2010
Closing rate	6.5564	6.8263
Average rate	6.5896	6.8273

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Results of Operations

Results of Operations for the Periods Ended March 31, 2011 versus 2010

Revenue, Costs of Sales and Gross Profit

We operate in four segments: (1) Organic Trace Mineral Additives, (2) Functional Regulation Additives, (3) Herbal Medicinal Additives and (4) Other (Raw Materials). Management tracks each of these operations separately.

Index

	Three months Ended
	March 31,
	2011	2010	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$4,862,113	$2,699,478	$2,162,635	80%
Functional Regulation Additives	710,112	422,022	288,090	68%
Herbal Medicinal Additives	1,252	92,099	(90,847)	-99%
Other	367,992	141,327	226,665	160%
	$5,941,470	$3,354,927	2,586,543	77%

Segment costs of sales
Organic Trace Mineral Additives	$2,879,446	$1,596,410	$1,283,036	80%
Functional Regulation Additives	423,680	244,093	179,587	74%
Herbal Medicinal Additives	796	29,943	(29,147)	-97%
Other	211,145	125,543	85,602	68%
	$3,515,066	$1,995,988	1,519,078	76%

Segment gross profit
Organic Trace Mineral Additives	$1,982,668	$1,103,068	$879,599	80%
Functional Regulation Additives	286,432	177,929	108,503	61%
Herbal Medicinal Additives	456	62,156	(61,700)	-99%
Other	156,848	15,785	141,063	894%
	$2,426,404	$1,358,939	1,067,465	79%

Following is comparison of our revenue, costs of sales and gross profit by segment for the three months ended by March 31, 2011 and 2010.

Organic Trace Mineral Additives

Organic trace mineral additives constitute the largest and fastest growing area of our business. We are China’s largest domestic provider of organic trace mineral additives, specializing in the development and production of chelated organic trace mineral additives. Our current trace mineral manufacturing facility is the largest chelating facility in China and has the capacity to produce approximately 250 metric tons of organic trace minerals per week.

Revenue from organic trace mineral additives in the three months ended March 31, 2011 increased by $2,162,635 or 80% from the level of the same period in 2010, due to a volume variance.  This revenue accounted for approximately 82% of our revenues for the three months ended March 31, 2011, up from 78% in the first quarter of 2010.  Both periods carried a gross profit margin of approximately 41%.

We have adopted a lower pricing strategy as compared to its competitors and we are able to increase the volume of our sales. This strategy allowed us better market penetration, both to existing and new customers; and the increase in revenue from this segment is due entirely to the pricing strategy described above. Going forward, we will continue monitoring the selling prices to balance market penetration with profitability.

Index

Functional Regulation Additives

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

Revenue from functional regulation additives accounted for approximately 12% and 13% of Tanke’s revenues in the three months ended March 31, 2011 and 2010, respectively; and it carried a gross profit margin of approximately 40% in 2011, compared to 42% in 2010.

In three months ended March 31, 2011, revenue from functional regulation additives increased by $288,090, or 68% from the level in the same period of 2010 due primarily to increases in sales to existing customers. Like the increase in organic trace mineral additive revenue, our revenue from functional regulation additives increased mainly due to our lower strategy in which we price the product less than our competitors. The gross profit margins for the three months ended March 31, 2011 and 2010 are 40% and 42%, respectively.

Herbal Medicinal Additives

Chinese herbal feed additives utilize traditional Chinese medicine theory to improve an animal’s digestion and appetite and to regulate the yin and yang balance of an animal’s health.

Herbal medicines come from plants, plant extracts, fungal and bee products, minerals, shells and certain animal parts. Compared to synthetic antibiotics or inorganic chemicals, these naturally-derived products are less toxic, residue free and thought to be ideal feed additives in food animal production.

Revenue from herbal medicinal additives accounted for approximately 0.02% of our revenues in the three months ended March 31, 2011, down from 3% in that of 2010, and carried a gross profit margin of approximately 36%, down from 67% in the same period of 2010.

In the three months ended March 31, 2011, revenue from herbal medicinal additives decreased by $90,874, or 99% from that in the same period of 2010.  This is due to shrinkage of market demand, as well as us focusing more on the organic trace mineral additive products.  Compared with the comparable period in 2010, the gross profit from this segment decreased by $61,700, or 99% due to the decreased sales.

Other (raw materials)

Other revenue mainly consists of buying and then reselling raw materials, which for the period ended March 31, 2011 amounted to $355,290. We also earned a government subsidy of $12,702.

Revenue from raw material sales accounted for approximately 6% of our revenue in the three months ended March 31, 2011, up from 4% in the same period of 2010, and carried a gross profit margin of approximately 39%, compared to 11% of that in the first quarter of 2010.

During the first quarter of 2011, revenue from raw materials increased by $213,963, or 151% from the level in the same period of 2010. As described above in the descriptions of activity in our other product lines, there was a large fluctuation for the price of raw materials in 2010 and 2011. As the raw material is imported and resold to other feed manufacturers, the profit margins in general are lower. But with increased demand, there is more opportunity to increase the profit margin.

Index

We evaluate the performance of our operating segments based on segment revenue and gross profit, and management uses aggregate segment gross profit as a measure of the overall performance of the business. We believe that information about aggregate segment gross profit assists investors by allowing them to evaluate changes in the gross profit of our various offerings separate from factors other than product offerings that affect net income. The following table reconciles aggregate segment gross profit to income before income taxes.

	Three months ended
	March 31,		Increase / (Decrease)
	2011	2010	$ Change	% Change

Aggregate segment gross profit	$2,426,404	$1,358,939	$1,067,465	78.6%
Selling expenses	585,250	433,314	151,936	35.1%
Administrative expenses	2,762,667	108,429	2,654,238	2447.9%
Depreciation and amortization	11,719	11,468	251	2.2%
Income from operations	(933,232)	805,728	(1,738,960)	-215.8%
Foreign exchange gains/(losses), net	(79,046)	778	(79,824)	-10260.2%
Interest income	1,390	1,678	(288)	-17.2%
Amortization of discount on notes	(759,234)	-	(759,234)	N/A
Interest expense	(41,174)	(425)	(40,749)	9588.0%
Income before income taxes	(1,811,296)	807,759	(2,619,055)	-324.2%
Income tax expense	213,355	103,135	110,220	106.9%
Net (loss) income	$(2,024,651)	$704,624	(2,729,275)	-387.3%

Non-controlling interest in earnings of subsidiary	-	(178,699)	178,699	-100.0%
Net (loss) income available to shareholders	$(2,024,651)	$525,925	(2,550,576)	-485.0%

Selling and Administrative Expenses

Selling expenses for the three months ended March 31, 2011 amounted to $585,250 compared with $433,314 in that of 2010, an increase of $151,936 or 35.1%.  The increase in selling expenses was in line with the percentage increase of sales, which was mainly attributed to an increase in travel and meeting expenses for sales department staff to develop new customers and expand the market. The number of salespeople in 2011 was the same as 2010. Selling expenses primarily include travel expense, salaries, and transportation expense, which covers approximately 35%, 27%, and 9% of the total selling expenses, respectively.

Administrative expenses for the three months ended March 31, 2011 amounted to $2,762,667 compared with $108,429 for the same period of 2010, an increase of $2,654,238 and 2,445.6%.  The increase in administrative expenses is primarily due to the issuance of 1,840,000 shares of common stock for consulting services provided, which resulted in additional expenses of $2,116,000, as well as the amortization of $218,280 of offering costs capitalized as a result of the private placement transaction entered into on February 9, 2011.  Our  research and development and travel expenses increased in line with sales.  The research and development costs were for products to be introduced in 2011, including expansion into porcine feed. The Chinese market for pork is increasing, and we plan to take advantage of this change. Administrative expenses primarily represent the consulting service fee for the issuance of common stock, amortization of offering expenses for convertible notes, and salaries for management, which cover approximately 86%, 9%, and 4% of the total general and administrative expenses, respectively.

Index

Our selling, general and administrative expenses may fluctuate in the future due to a variety of factors, including, but not limited to:

•
Additional expenses as a result of becoming a reporting company including, but not limited to, director and officer insurance, compensation for the director, SEC reporting and compliance, transfer agent fees, additional staffing, professional fees and similar expenses;

•	Expenses resulting from developing new products or expansion of new markets, including travel and entertainment and advertising expenses.

Foreign Exchange Gains, Interest Income and Expense

Our foreign exchange loss for the three months ended March 31, 2011 was $79,046, as compared to a gain of $778 in 2010, representing a decrease of $79,824.  The decrease in the loss was primarily due to the appreciated value of RMB compared to the USD during 2011.

Interest income remained consistent in the three months ended March 31, 2011 as compared to that of 2010 as our average cash savings remained approximately the same in each year.  Interest expense increased during the three month ended March 31, 2011 by $40,749 and 9588% as compared to 2010, is mainly due to the issuance of convertible notes in February 2011 and the new long-term borrowing in January 2011.

The amortization of the discount on notes arose in 2011 is entirely due to the issuance of convertible note.

Income Tax Expense

All of our income was generated from mainland China and was generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, except for one subsidiary, Guangzhou Tanke Bio-Te Co. Ltd, which obtained tax exemption on April 2007 from the State Tax Bureau of Huadu District, Guangzhou.  Guangzhou Tanke Bio-Tech was a joint venture enterprise and was eligible for tax reduction and exemption, which enjoys the “two year exempt, three years half” benefits. These benefits are the result of a new tax law passed by the National People’s Congress of China in 2007. It means Tanke was exempt from tax for the first two years, which ended in 2008, and now pays one half the 25% tax rate for the next three years, through 2012.

Taking into consideration the new tax law, the effective statutory tax rate for Guangzhou Tanke Bio-Te Co. Ltd was 12.5% both for three months ended March 31, 2011 and 2010.

The income tax expense amounted to $213,355 for the three months ended March 31, 2011, an increase of $110,220 and 106.9% compared to the three months ended March 31, 2011, was attributed to the increase of taxable income for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, and 2010 we had cash and balances of $5,876,019 and $2,222,025, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

Index

	Three months ended
	March 31,	March 31,
	2011	2010
Net cash provided by (used in) operating activities	$1,732,152	$(236,659)
Net cash provided by (used in) investing activities	(917,932)	202,317
Net cash provided by (used in) financing activities	2,799,033	(249,736)
Effects of exchange rate change on cash	40,741	468
Net increase (decrease) in cash	$3,653,994	$(283,610)

Operating Activities

Net cash provided by operating activities was $1,732,152 for the three months ended March 31, 2011 compared to cash used of $236,659 for the three months ended March 31, 2010. Although we had a net loss of $2,024,651, this was mostly driven by non-cash expenses of $2,116,000 for common stock issued for services, as well as $759,234 for the amortization of discounts recorded on convertible notes payable issued during the quarter ended March 31, 2011.  Excluding the impact of these non-cash expenses, our net income related to cash activities increased as compared to the same period in 2010, which is the main driver in improving the cash flows from operations.

Investing Activities

Net cash used in investing activities was $917,932 for the three months ended March 31, 2011 compared to cash provided in 2010 of $202,317, a change of $1,120,249. The increase in cash used in investing activities in 2011 was mainly due to the purchase of plant and equipment of $211,130, along with the additional restricted cash amounts of $706,802, resulting from a portion of the proceeds placed in escrow from our private placement transaction on March 31, 2011.

Financing Activities

Net cash provided by financing activities was $2,799,033 for the three months ended March 31, 2011 compared to cash used in 2010 of $249,736, a change of $3,048,769. Although we have a net proceeds of $5,825,360 from the issuance of convertible note, and the increase of bank borrowing of $696,551, there was a schedule payment form the shareholder of $277,112,  the cash investment from China Flying to Kanghui of $3,999,990 was quarantined by the State Administration of Foreign Exchange as of March 31, 2011, and the fund is received by Kanghui as at April 12, 2011.

Going forward, we have no plans to borrow more from the bank, but rather will continue paying off the existing facility. Certain shareholders of the Company have signed a promissory note agreeing to repay $3,265,559 to us by June 30, 2012. As of March 31, 2011, the total outstanding balance relating to these promissory notes amounted to $2,760,060 of which $2,089,184 is scheduled to be collected during the subsequent twelve months, and the remaining $670,876 is scheduled for collection in 2012.

We have historically funded our operation primarily through cash generated from operations. Over the next twelve months, we intend to pursue organic and acquisitive growth and increase our market share in mainland China.  We believe that our cash on hand and cash flow from operations will meet our present operating cash needs for the next 12 months.  However, we will require additional cash resources to meet the cash requirements of our planned growth.

Additionally, we may require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue.  If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity, securities, convertible notes or warrants in the future.

Index

Effect of Changes in the Foreign Exchange Rate

Upon translation of our financial statements into US Dollars for the purpose of financial reporting in the United States, the exchange rate between the Chinese Renminbi and the US Dollar can have an impact on the amount of reported cash on hand.

However all of our revenue is generated in China, and currently over 90% of its cost is within China. As a result, from an operational standpoint, a change in the exchange rate has relatively little impact on us. Such change is not expected to affect our liquidity in any significant way.

Economy and Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

We have not experienced any significant cancellation in orders due to the downturn in the economy.  Furthermore, we have also had only a small number of customer-requested delays in delivery or production.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial statements.

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations.  However, sales around Chinese New Year will be comparatively lower than other months. This pattern may change as a result of new market opportunities or new product introduction.

Recent Accounting Pronouncements

See Part 1 of the accompanying consolidated financial statements for a description of recent accounting pronouncements.

We do not anticipate that the adoption of these recent accounting pronouncements will have a material impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our  Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

 As of March 31, 2011, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The nature of our business exposes us to the potential for legal proceedings related to labor and employment, personal injury, property damage, and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

Item 1A.  Risk Factors.

There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

 Item 4.  Reserved.

None.

Index

Item 5.  Other Information.

      None.

Item 6.  Exhibits.

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2011	TANKE BIOSCIENCES CORPORATION

	By:	/s/ Guixiong Qiu
Guixiong Qiu
Chairman, Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.