Form 10-Q/A
period 2011-03-31
Tanke Biosciences Corp
filed 2011-08-15
CIK 1452011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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
86-(20) 3885-9025

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

13,324,093 shares of Common Stock, par value $.001, were outstanding at August 15, 2011.

TANKE BIOSCIENCES CORPORATION

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

RESTATEMENT

Tanke Biosciences Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ending March 31, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2011, in order to restate its financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On August 5, 2011, management of the Company, after consultation with the Company’s independent registered public accounting firm, Parker Randall CF (H.K.) CPA Limited (“Parker Randall”), determined that it was necessary to correct the reporting entity for accounting purposes from Guangzhou Tanke to China Flying.

The reason for this correction is that on January 3, 2011, China Flying, through its wholly-owned subsidiary, Kanghui Agricultural, obtained control of Guangzhou Tanke. This transaction was originally recorded as a reverse merger, making Guangzhou Tanke the accounting acquirer. However, as China Flying obtained control, in accordance with FASB Accounting Standards Codification (“ASC”) No. 805, China Flying is the acquirer for accounting purposes. Therefore, instead of reporting current and historical financial information for Guangzhou Tanke, as we did in the previous Report on Form 10-Q, we are now reporting current and historical consolidated financial information for China Flying, including the activity of Guangzhou Tanke for the period subsequent to January 3, 2011.

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

Index

•	acquisitions of other companies or assets that we might undertake in the future;

•	our operations in China and the regulatory, economic and political conditions in China;

•	our ability as a U.S. company to operate our business in China through an indirect wholly-owned subsidiary; and

•	competition existing today or that will likely arise in the future.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A—“Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Part II, Item 1A—“Risk Factors” and matters described in this Quarterly Report on Form 10-Q generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

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

Index

ITEM 1.  FINANCIAL STATEMENTS

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	Restated	Restated
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,952,094	$76,075
Restricted cash	706,802	-
Notes receivable -related parties, current portion	2,089,184	-
Accounts receivable, net	1,704,526	-
Inventories	1,257,231	-
Deferred tax asset	36,136	-
Other receivables	4,202,917	-
Other current assets	1,644,486	-
Total current assets	17,593,376	76,075
Notes receivable - related parties, long term portion	670,876	-
Investment in Tanke Bio-Tech	-	1,922,664
Property and equipment, net	4,546,291	-
Construction in progress	1,067	-
Intangible asset, net	290,547	-
Total assets	$23,102,157	$1,998,739
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$733,426	$-
Other payables and accrued liabilities	317,076	-
Advances from customers	763	-
Income tax payable	906,935	-
Due to related party	75,035	75,035
Current portion of long-term borrowings	988,285	73,150
Total current liabilities	3,021,520	148,185

Government grant	40,546	-
Long-term borrowings	1,143,920	-
Convertible notes payable	2,780,604	-
Other long-term payables	13,722	-
Total liabilities	7,000,312	148,185

Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
12,997,316 (unaudited) and 10,758,000 issued and outstanding as
of March 31, 2011 and December 31, 2010, respectively	12,997	10,758
Additional paid-in capital	15,917,425	(9,468)
Retained earnings	107,976	1,884,554
Accumulated other comprehensive income	63,447	(35,290)
Total shareholders' equity	16,101,845	1,850,554
Total liabilities and shareholders' equity	$23,102,157	$1,998,739

See accompanying notes to the financial statements

Index

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	Restated	Restated

Net sales	$5,941,470	$-
Costs of sales	(3,515,066)	-
Gross profit	2,426,404	-
Selling expenses	(585,250)	-
Administrative expenses	(2,544,387)	-
Depreciation and amortization	(11,719)	-
Income from Tanke Bio-Tech	-	179,780
(Loss) income from operations	(714,952)	179,780
Other income/expense
Gain on bargain purchase of Tanke Bio-Tech	248,073	924,557
Foreign exchange losses, net	(79,046)	-
Interest income	1,390	-
Interest expense	(259,454)	-
Amortization of discount on notes	(759,234)	-
Income before income taxes	(1,563,223)	1,104,337
Income tax expense	(213,355)	-
Net (loss) income	$(1,776,578)	$1,104,337
Other comprehensive income, net of tax:
Foreign currency translation	(480,333)	7,543
Comprehensive (loss) income	$(2,256,911)	$1,111,880

Net (loss) income available to common shareholders per share:
Basic	$(0.15)	$0.10
Diluted	$(0.15)	$0.10

Weighted average shares outstanding:
Basic	12,166,228	10,758,000
Diluted	12,166,228	10,758,000

See accompanying notes to the financial statements

Index

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
 Restated

					Accumulated Other
					Comprehensive Income
	Common Stock		Additional	Retained	Foreign Currency	Total
	Shares	Amount	Paid-in capital	Earnings	Translation	Equity

Balance at December 31, 2010, restated in terms of the Share Exchange Agreement	10,758,000	$10,758	$(9,468)	$1,884,554	$(35,290)	$1,850,554
Effect of VIE Agreement with Tanke			7,633,338		530,070	8,163,408
Effect of Share Exchange Agreement	399,316	399	54,200	-	-	54,599
Effect of Private Placement			6,125,195	-	-	6,125,195
Shares issued for consulting services	1,840,000	1,840	2,114,160	-	-	2,116,000
Net loss	-	-	-	(1,776,578)	-	(1,776,578)
Foreign currency translation	-	-	-	-	(431,333)	(431,333)
Balance at March 31, 2011 (unaudited)	12,997,316	$12,997	$15,917,425	$107,976	$63,447	$16,101,845

See accompanying notes to the financial statements

Index

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	Restated	Restated

Operating activities:
Net (loss) income	$(1,776,578)	$1,104,337
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	40,447	-
Gain on bargain purchase of Tanke Bio-Tech	(248,073)	(924,557)
Equity in income of Tanke Bio-Tech	-	(179,780)
Common stock issued for services	2,116,000	-
Amortization of discount on convertible notes payable	759,234	-
Reorganization of the equity of legal acquirer	148,108	-
Changes in operating assets and liabilities:
Accounts receivable	80,911	-
Inventories	110,189	-
Deferred tax asset	(17,977)	-
Other receivables	(68,648)	-
Other current assets	181,287	-
Accounts payable	121,780	-
Other payables and accrued liabilities	122,215	-
Income tax payable	199,216	-
Government grant	(33,525)	-
Advances from customers	(2,434)	-
Net cash provided by operating activities	1,732,152	-

Investing activities:
Purchase of property and equipment	(211,130)	-
Increase in cash due to VIE Agreement with Tanke	2,222,025	-
Change in restricted cash	(706,802)	-
Net cash provided by investing activities	1,304,093	-

Financing activities:
Payments Received on Notes Receivable-Related Parties	277,112	-
Other receivable from State Administration of Foreign Exchange	(3,999,990)	-
Net proceeds from issue of convertible notes	5,825,360	-
Increase in bank borrowings	696,551	-
Net cash provided by financing activities	2,799,033	-

Effect of foreign currency translation	40,741	-

Net increase in cash	5,876,019	-
Cash, beginning of period	76,075	1,290
Cash, end of period	$5,952,094	$1,290

Supplemental disclosures of cash flow information:
Cash paid for interest	$100,265	$-
Cash paid for income taxes	$184,989	$-

See accompanying notes to the financial statements

Index

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

We conduct our business through our subsidiaries, principally our wholly-owned subsidiary China Flying Development Limited (“China Flying”), a Hong Kong incorporated company, and its wholly-owned subsidiary Guangzhou Kanghui Agricultural Technology Co., Ltd. (“Kanghui Agricultural” “Kanghui” or the “WFOE”), a wholly foreign owned enterprise incorporated as a limited liability company under the laws of the PRC.  The Company operates and controls Guangzhou Tanke through Kanghui Agricultural and China Flying and in connection with the VIE Agreements.

On January 3, 2011, our board of directors unanimously approved a resolution to enter into a Share Exchange Agreement with China Flying, and Golden Genesis, a British Virgin Islands company, the sole stockholder of China Flying.  Under the terms of the Share Exchange, Golden Genesis exchanged 100% of its capital stock in China Flying for 10,758,000 shares of authorized, but previously unissued Greyhound common stock, post-split as described below.  Following the closing of the agreement on February 9, 2011, China Flying became our wholly owned subsidiary.

As management of China Flying obtained control of the Company, the Share Exchange was treated as a reverse merger. Accordingly, for accounting purposes China Flying was the acquirer so historical financial information presented herewith is that of China Flying.

Also on January 3, 2011, Kanghui Agricultural, which is wholly owned by China Flying entered into a series of agreements with Guangzhou Tanke, pursuant to which Kanghui effectively assumed management of the business activities of Guangzhou Tanke.  Kanghui is entitled to 100% of the net income of Guangzhou Tanke and is able to direct Guangzhou Tanke’s actions. Consequently, on that date we began consolidating the activities of Guangzhou Tanke into China Flying.

Our board of directors further approved unanimously on January 3, 2011, a one share for 8.512 shares reverse split of our issued and outstanding common stock.  The effective date of the split was established by our board on a date prior to the closing of the acquisition of China Flying. The split was also approved by our principal stockholder, owning 88.3% of our outstanding shares, by written consent.

Upon the effectiveness of the split, each share of our issued and outstanding common stock was reverse split on a one share for 8.512 shares basis.  No fractional shares were issued in connection with the reverse split.  Stockholders who would otherwise be entitled to receive fractional shares, because they hold a number of shares of common stock that is not evenly divided by the split ratio, will have the number of new shares to which they are entitled rounded up to the next whole number of shares.  No stockholders received cash in lieu of fractional shares.

At the time of the Share Exchange Agreement, Greyhound had 3,397,787 shares of common stock issued and outstanding.  Following the reverse split, but prior to the issuance of shares pursuant to the acquisition of China Flying, the outstanding shares were reduced to approximately 399,316 shares, without giving effect to the rounding up of fractional shares. Split shares issued in connection with the reverse stock split are fully paid and non-assessable. The number of stockholders remained unchanged as a result of the reverse split. The par value of our common stock remained unchanged.

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

“RMB” and “Renminbi” refer to the legal currency of China and “$”, “US dollar” and “US$” refer to the legal currency of the United States.

Restatement

The reason for this restatement is that on January 3, 2011, China Flying, through its wholly-owned subsidiary, Kanghui Agricultural, obtained control of Guangzhou Tanke. This transaction was originally recorded as a reverse merger, making Guangzhou Tanke the accounting acquirer. However, as China Flying obtained control, in accordance with FASB Accounting Standards Codification (“ASC”) No. 805, China Flying is the acquirer for accounting purposes. Therefore, instead of reporting current and historical financial information for Guangzhou Tanke, as we did in the previous Report on Form 10-Q, we are now reporting current and historical consolidated financial information for China Flying, including the activity of Guangzhou Tanke for the period subsequent to January 3, 2011.

As we are presenting a completely different company for 2010, all accounts for that year have been restated. For the quarter ended March 31, 2011, the following amounts have been restated.

	March 31,	March 31,	March 31,
	2011	2011	2011
	As Restated	Original	Change

Assets
Cash and cash equivalents	$5,952,094	$5,876,019	$76,075
Other current assets	1,644,486	2,100,181	(455,695)
Liabilities
Due to related party	75,035	-	75,035
Current portion of long term borrowings	988,285	915,135	73,150
Stockholders' Equity
Additional paid in capital	15,917,425	10,166,348	5,751,077
Retained earnings	107,976	6,400,568	(6,292,592)
Accumulated other comprehensive income	63,447	49,737	13,710
Other income
Gain on bargain purchase of Tanke Bio-Tech	248,073	-	248,073
Other Comprehensive Income
Foreign currency translation	(480,333)	(519,458)	39,125
Translation attributable to non-controlling interest	-	39,125	(39,125)
Net loss per share
Basic	(0.15)	(0.17)	0.02
Diluted	(0.15)	(0.17)	0.02
Net cash provided by operating activities
Net loss	(1,776,578)	(2,024,651)	248,073
Gain on bargain purchase of Tanke Bio-Tech	(248,073)	-	(248,073)
Net cash provided by investing activities
Increase in cash due to VIE agreement with Tanke	2,222,025	-	2,222,025

Overview of Our Business

Through Guangzhou Tanke, our principal operating business, we are one of the leading animal nutrition and innovative feed additive providers in China.  Our products are distinguished from traditional artificial feed additives in that they are environmentally-friendly and are designed to optimize the growth and health of livestock such as pigs and cattle, as well as farmed fish.  One of our most popular products is an organic trace mineral additive that we believe is one of the few Chinese-developed organic products in the trace mineral market.

Our target customers are mid-to-large sized feed product factories and large scale producers.  The market for our products is significant and growing, as China seeks to meet the demand of its over 1.3 billion citizens for safe and reasonably priced food.  With feed additives used in China at less than half the rate of that of the United States and Europe, we are seeking to capitalize on a significant market opportunity as Chinese feed producers modernize and expand the use of modern and more effective additives.

The Company currently produces 21 branded feed additives, with each brand available in seven different mixes that correspond to different stages of an animal’s life cycle.  Our major products address most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which in 2009 accounted for approximately 70% of our revenue, Feed Acidifiers and Flavor Enhancers, which accounted for approximately 20% of our revenue, and Herbal Medicine Additives, which accounted for approximately 3% of our revenue. Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations. While the majority of our sales are domestic in the PRC, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 5% of our total sales.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011.  You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's Form 8-K/A for the year ended December 31, 2010 filed with the SEC on August 15, 2011.

Index

Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries (the “Group'').  All significant inter-company balances and transactions within the Group have been eliminated.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related parties. The Company places its cash with financial institutions with high-credit ratings and quality. In addition, the Company conducts periodic reviews of the related party financial conditions and payment practices.

Approximately 99% of the Company’s revenue is generated from buyers in mainland China.

Concentrations of Suppliers

All the Company’s suppliers are located in mainland China.

Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the PRC only.

Restricted Cash

Deposits in banks that are restricted in use are classified as restricted cash. Such restricted cash is held by the bank as security on its loan.

Accounts Receivable

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

Index

Other Receivables

Other receivables consists primarily of an amount equal to $3,999,990, which was quarantined by the Chinese government. This amount was collected by the Company in April 2011.

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

During the three months ended March 31, 2011 and 2010, the Company did not make any provision for slow-moving or defective inventories.

Investments in Unconsolidated Entities

The Company’s investments in unconsolidated entities are presented in accordance with Accounting Standards Codification (“ASC”) 325-20, Cost Method Investments. Under this method, the investments are originally recorded at cost, and adjusted for dividends received from the investees.

Such investments are assessed for impairment annually and more frequently if conditions change such that the Company’s carrying amount might not be recoverable.

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

Land use rights

Land use rights are recorded at cost less accumulated amortization. Amortization is provided over the term of the land use right agreements on a straight-line basis.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

Index

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740, ”Income Tax”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Index

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

Exchange rates used for the foreign currency translation are as follows:

US$1 to RMB	March 31, 2011	December 31, 2010

Closing rate	6.5564	6.6227
Average rate	6.5895	6.7255

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Financial instruments

The carrying amounts of all financial instruments approximate fair value. The carrying amounts of cash and cash equivalents, restricted cash, due to/from related parties, notes payable, other payable and accrued liabilities and income tax payable approximate their fair values due to the short-term nature of these items. The carrying amounts of long-term borrowings approximate the fair value based on the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

Index

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance.

ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

3.  INVENTORY

Inventories consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$804,351	$-
Finished goods	256,874	-
Work in progress	154,452	-
Packaging material	41,553	-
	$1,257,231	$-

4.  ACCOUNT RECEIVABLES

Account receivables consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Account receivables	$1,849,070	$-

Less: Allowance for doubtful accounts	(144,544)	-
	$1,704,526	$-

Index
5.  OTHER CURRENT ASSETS

Other current assets consisted of the following.

	March 31,	December 31,
	2011	2010
	(unaudited)
Prepayment to suppliers	$172,372	$-
Deferred expenses	66,392	-
Offering costs, net	1,405,722	-
	$1,644,486	$-

Deferred expenses primarily represent accrued input VAT which has not been declared to the tax bureau.

6.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Buildings	$4,310,470	$-
Plant and equipment	622,487	-
Motor vehicles	53,443	-
Office equipment	310,774	-
	5,297,174	-

Less: Accumulated depreciation	750,883	-
	$4,546,291	$-

The Group has buildings on the site it occupies, including factory buildings. Due to lack of a Land Use Right Certificate, the Group is unable to apply for the Property Ownership Certificate for the buildings. However, as the buildings are in use, the Group depreciates them over their expected useful lives.

Index

7.   INTANGIBLE ASSET

The intangible asset consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Deposit for land use right	$290,547	$-

On November 21, 2003, the Group applied to the Government of Huaqiao Town, Huadu District, Guangzhou, for the land use right of No. 2 Industry Area of Huaqiao Town (i.e., Laohutou Lot, Wangongtang) covering an area of around 430,000 square feet. The total consideration for the land use right is $598,536.  As of December 31, 2010, the Group has paid $286,892 of this amount.

While the final approval of the application of land use right is pending, the Group entered into an agreement on April 15, 2006 to lease the land from its beneficial owner until such time as a land use certificate is issued by the government or May 21, 2021, whichever occurs first. Until that time, the lease is at will and payments under the terms of the lease are $8,800 per year.

8.  OTHER PAYABLE AND ACCRUED LIABILITIES

Other payable and accrued liabilities consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)
Other payables	$119,131	$-
Staff welfare payable	66,849	-
Value added tax payable	5,820	-
Other tax payable	56,241	-
Accrual payable	69,035
	$317,076	$-

Other payables represent loans from third parties, which are interest free, unsecured and repayable on demand.

9.  LONG-TERM BORROWINGS

The details of the Company’s long-term borrowings are as follows:

	March 31,	December 31,
	2011	2010

Bank loan bearing interest at 5.4% per annum,
maturing on May 21, 2012. The loan is
uncollateralized other than restricted cash
deposited at the bank.	$2,132,205	$-

Less: Current portion	(988,285)	-
	$1,143,920	$-

Index
10.  GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and off-set the liability amount when the related research and development activities are performed.

11.  CONVERTIBLE NOTES PAYABLE

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

As a result of the Private Placement, the Company offered and sold $7,670,071 worth of Notes convertible into up to 6,669,627 shares of common stock.  The Notes are payable 24 months from February 9, 2011 with an interest rate of 8% per annum payable semiannually in arrears.  The Company shall place in escrow an amount of the proceeds of the Private Placement equal to one semi-annual interest payment on the Notes to secure prompt interest payments.  Until such time as 75% of the Notes are converted into shares of Common Stock, if such escrow is depleted in order to make interest payments, the Company will replenish such escrow amount.  At the option of the holder, the Notes may be converted into Common Stock at a price of $1.15  per share, which is subject to customary weighted average and stock based anti-dilution protection.  The issuance of the Notes was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D.

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

The beneficial conversion feature associated with the issuance of the above Notes and Warrants amounted to $5,648,721, which has been recorded as a discount to the convertible notes payable and is being amortized over the life of the Notes.  As of March 31, 2011, the book value of the Notes amounted to $2,780,604, which consisted of the aggregate face value of $7,670,071, less the remaining discount of $4,889,467.             .

Index

12.  SHAREHOLDERS’ EQUITY

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

13.  INCOME TAX

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

Tanke Bio-Tech Co., Ltd. (the “Tanke Bio-Tech”), a subsidiary of Guangzhou Tanke Co., is a joint venture with a foreign entity that received a full exemption from income taxes in 2007 and 2008 and half rate reduction for years 2009, 2010 and 2011 in accordance with the Law of the People's Republic of China on Income Tax of Enterprises with Foreign Investment and Foreign Enterprises and Notification of the State Council on Carrying out the Transitional Preferential Policies concerning Enterprise Income Tax (Guofa (2007) No. 39).

Significant components of the Company’s deferred tax asset are as follows.

	March 31,	December 31,
	2011	2010
	(Unaudited)
Deferred tax asset
Allowance for doubtful accounts	$36,136	$-

The Company is not subject to United States income tax. Furthermore, the Company is audited every year by an agency of the Chinese tax authority. Consequently, there are no uncertain tax positions requiring accrual or disclosure or timing differences in accordance with ASC 740-10, Income Taxes.

14.     RELATED PARTY TRANSACTIONS

Apart from the transactions and balances disclosed elsewhere in the financial statements, the Group had no material transactions with its related parties during the years presented.

Index

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. As a result of the Share Exchange and the VIE Agreements, the Company, through Kanghui Agricultural, its indirect wholly owned subsidiary, assumed management of the business activities of Guangzhou Tanke and has the right to the net income and the right to appoint all executives and senior management and the members of the board of directors of Guangzhou Tanke.  As used in this section, the terms “we”, “our”, “us” and the “Company” refer to the Company, our direct and indirect subsidiaries and Guangzhou Tanke, our principal operating business.

Overview

We are one of leading animal nutrition and feed additive providers in China and in 2001 were designated a certified high-tech company by the Guangzhou City Commission of Science and Technology as recognition for new technology developed by us in the agriculture industry. Our products optimize the growth and health of livestock such as pigs and cattle, as well as farmed fish, and seek to capitalize on China’s growing demand for safe and reasonably priced food.  Feed additives are utilized in China at less than half the rate of the United States and Europe, and we have a significant growth opportunity as Chinese farmers and ranchers include a greater amount of increasingly sophisticated additive to their feed.

We have more than 150 employees, with 40 engaged in sales or sales-related activities.  Our headquarters and manufacturing facilities are in a state-of-the-art 34,000 square-meter facility in the capital city of Guangzhou, in Guangdong province.  We currently produce 21 branded feed additives, with each brand available in seven different mixes that correspond to different states of an animal’s life cycle.

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

Index

Basis of Presentation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with generally accepted accounting principles in the United States of America.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, and SEC Staff Accounting Bulletin No. 104. Pursuant to these pronouncements, revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller's price to the buyer is fixed or determinable; and
- Collectability is reasonably assured.

The Company’s revenue is generated through the wholesale and retail sale of feed additive,  including organic trace mineral additives, functional regulation additives, herbal medicinal additives and raw materials. Before the Company recognizes revenue on these product sales, written purchase orders and contracts are received in advance of all shipments of goods to customers. For sales within the Company’s own province, delivery is made by Company employees. Such delivery occurs on the same day as shipment. For delivery outside the province, shipment is made through a separate logistics company that assumes the risk of loss. Revenue is recognized upon shipment of goods to the customers. The Company typically does not incur bad debt losses because this type of loss is deducted from the salesperson’s compensation, thereby mitigating the loss to the Company. Therefore, collectability is reasonably assured.

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

Results of Operations

Results of Operations for the Periods Ended March 31, 2011 versus 2010

Revenue, Costs of Sales and Gross Profit

The Company operates in four segments: (1) Organic Trace Mineral Additives, (2) Functional Regulation Additives, (3) Herbal Medicinal Additives and (4) Other. Management tracks each of these operations separately.

The following is comparison of our revenue, costs of sales and gross profit by segment for the three months ended by March 31, 2011 and 2010.

Index

	Three Months Ended
	March 31,
	2011	2010	$ Change

Segment revenues
Organic Trace Mineral Additives	$4,862,113	$-	$4,862,113
Functional Regulation Additives	710,112	-	710,112
Herbal Medicinal Additives	1,252	-	1,252
Other	367,992	-	367,992
	$5,941,470	$-	5,941,470

Segment costs of sales
Organic Trace Mineral Additives	$2,879,446	$-	$2,879,446
Functional Regulation Additives	423,680	-	423,680
Herbal Medicinal Additives	796	-	796
Other	211,145	-	211,145
	$3,515,066	$-	3,515,066

Segment gross profit
Organic Trace Mineral Additives	$1,982,668	$-	$1,982,668
Functional Regulation Additives	286,432	-	286,432
Herbal Medicinal Additives	456	-	456
Other	156,848	-	156,848
	$2,426,404	$-	2,426,404

Organic Trace Mineral Additives

Organic trace mineral additives constitute the largest and fastest growing area of our business. We are China’s largest domestic provider of organic trace mineral additives, specializing in the development and production of chelated organic trace mineral additives. Tanke’s current trace mineral manufacturing facility is the largest chelating facility in China and has the capacity to produce approximately 250 metric tons of organic trace mineral additive per week.

Revenue from organic trace mineral additives in the 1st quarter of 2011 increased, as the activity reflected from 2010 is that of China Flying which had no substantial operations.  This revenue accounted for approximately 82% of Tanke’s 1st quarter of 2011 revenues.

We adopt a lower pricing stragtey as compared to our competitors, and we are able to increase the volume of our sales. This strategy allowed us better market penetration, both to existing and new customers.  Going forward, we will continue monitoring the selling prices to balance market penetration with profitability.

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

Revenue from functional regulation additives accounted for approximately 12% of Tanke’s revenues in the first quarter of 2011. Like the increase in organic trace mineral additive revenue, our revenue from functional regulation additives increased because the activity reflected from 2010 is that of China Flying, and Tanke was not consolidated with China Flying in 2010.

Herbal Medicinal Additives

Chinese herbal feed additives utilize traditional Chinese medicine theory to improve an animal’s digestion and appetite and to regulate the yin and yang balance of an animal’s health.

Herbal medicines come from plants, plant extracts, fungal and bee products, minerals, shells and certain animal parts. Compared to synthetic antibiotics or inorganic chemicals, these naturally-derived products are less toxic, residue free and thought to be ideal feed additives for food animal production.

Revenue from herbal medicinal additives accounted for approximately 0.02% of Tanke’s first quarter of 2011 revenues.  Like the increase in organic trace mineral additive revenue, our revenue from herbal medicinal additives increased because the activity reflected from 2010 is that of China Flying, and Tanke was not consolidated with China Flying in 2010.

Other (raw materials)

Other revenue mainly consists of buying and then reselling raw materials in the amount of $355,290 and a government subsidy of $12,702.

Revenue from raw material sales accounted for approximately 6% of Tanke’s the first quarter of 2011 revenue.

Index

The Company evaluates the performance of its operating segments based on segment revenue and gross profit, and management uses aggregate segment gross profit as a measure of the overall performance of the business. The Company believes that information about aggregate segment gross profit assists investors by allowing them to evaluate changes in the gross profit of the Company’s various offerings separate from factors other than product offerings that affect net income. The following table reconciles aggregate segment gross profit to income before income taxes.

	Three Months Ended
	March 31,
	2011	2010	$ Change

Aggregate segment gross profit	$2,426,404	$-	$2,426,404
Selling expenses	585,250	-	585,250
Administrative expenses	2,544,387	-	2,762,667
Depreciation and amortization	11,719	-	11,719
Income from Tanke Bio-Tech	-	179,780	(179,780)
Loss from operations	(714,952)	179,780	(1,113,012)
Gain on bargain purchase of Tanke Bio-Tech	248,073	924,557	(676,484)
Foreign exchange gains/(losses), net	(79,046)	-	(79,046)
Interest income	1,390	-	1,390
Amortization of discount on notes	(759,234)	-	(759,234)
Interest expense	(259,454)	-	(41,174)
Income before income taxes	(1,563,223)	924,557	(2,487,780)
Income tax expense	213,355	-	213,355
Net (loss) income	$(1,776,578)	$1,104,337	(2,880,915)

Selling and Administrative Expenses

Selling expenses for the three months ended March 31, 2011 amounted to $585,250, which was mainly attributed to travel and meeting expenses for sales department staff to develop new customers and expand the market. Selling expenses primarily include travel expense, salaries, and transportation expense,

Administrative expenses for the three months ended March 31, 2011 amounted to $2,762,667.  The increase in administrative expenses is primarily due to the issuance of 1,840,000 shares of common stock for consulting services provided, which resulted in additional expenses of $2,116,000.  We had no significant costs in 2010, as our results consisted of China Flying only. Tanke was not consolidated with China Flying until 2011.

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

Foreign Exchange Gains, Interest Income and Expense

Our foreign exchange loss for the three months ended March 31, 2011 was $79,046.  We had no significant loss during 2010.

The amortization of the discount on notes and interest expenses arose in 2011 is entirely due to the issuance of convertible notes during 2011.

Index

Income Tax Expense

All of our income was generated from mainland China and was generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, except for one subsidiary, Guangzhou Tanke Bio-Tech Co. Ltd, which obtained tax exemption on April 2007 from the State Tax Bureau of Huadu District, Guangzhou.  Guangzhou Tanke Bio-Tech was a joint venture enterprise and was eligible for tax reduction and exemption, which enjoys the “two year exempt, three years half” benefits. These benefits are the result of a new tax law passed by the National People’s Congress of China in 2007. It means Tanke was exempt from tax for the first two years, which ended in 2008, and now pays one half the 25% tax rate for the next three years, through 2012.

Taking into consideration the new tax law, the effective statutory tax rate for Guangzhou Tanke Bio-Tech Co. Ltd was 12.5% both for three months ended March 31, 2011.  We had no significant operations during 2010.

Liquidity and Capital Resources

As of March 31, 2011, and 2010 we had cash and balances of $5,952,094 and $76,075, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended
	March 31,	March 31,
	2011	2010
Net cash provided by (used in) operating activities	$1,732,152	$-
Net cash provided by (used in) investing activities	1,304,093	-
Net cash provided by (used in) financing activities	2,799,033	-
Effects of exchange rate change on cash	40,741	-
Net increase (decrease) in cash	$5,876,019	$-

Operating Activities

Net cash provided by operating activities was $1,732,152 for the three months ended March 31, 2011.  We had no amounts in 2010 due to limited operations.

Investing Activities

Net cash provided by investing activities was $1,304,093 for the three months ended March 31, 2011.  The increase in cash used in investing activities in 2011 was mainly due to the cash acquired associated with the VIE Agreements with Tanke.

Financing Activities

Net cash provided by financing activities was $2,799,033 for the three months ended March 31, 2011. Although we have net proceeds of $5,825,360 from the issuance of convertible notes payable, and the increase of bank borrowings of $696,551 and there was a scheduled payment from related parties of $277,112,  the cash investment from China Flying to Kanghui Agricultural of $3,999,990 was quarantined by the State Administration of Foreign Exchange as of March 31, 2011. These funds were received on April 12, 2011.

We have historically funded our operation primarily through cash generated from operations. Over the next twelve months, we intend to pursue organic and acquisitive growth and increase our market share in mainland China.  We believe that our cash on hand and cash flow from operations will meet our present operating cash needs for the next 12 months.  However, we may require additional cash resources to meet the cash requirements of our planned growth.

Index

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

Effect of Changes in the Foreign Exchange Rate

Upon translation of the Company’s financial statements into US Dollars for the purpose of financial reporting in the United States, the exchange rate between the Chinese Renminbi and the US Dollar can have an impact on the amount of reported cash on hand.

However all of the Company’s revenue is generated in China, and currently over 90% of its cost is within China. As a result, from an operational standpoint, a change in the exchange rate has relatively little impact on the Company. Such change is not expected to affect the Company’s liquidity in any significant way.

Economy and Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

We have not experienced any significant cancellation in orders due to the downturn in the economy.  Furthermore, we have also had only a small number of customer-requested delays delivery.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial statements.

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations.  However, sales around Chinese New Year are typically comparatively lower than other months. This pattern may change as a result of new market opportunities or new product introduction.

Recent Accounting Pronouncements

See Note 2 of the accompanying consolidated financial statements for a description of recent accounting pronouncements.

The adoption of these recent accounting pronouncements did not have a material impact on our financial statements.

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

Based on that assessment, management identified material weaknesses in internal control over financial reporting related to the maintenance of our books and records in accordance with GAAP used in the Peoples’ Republic of China, and the conversion of those books and records to GAAP used in the United States of America. Specifically, the material weaknesses related to (1) our process for periodic financial reporting, including documentation of procedures and timely review of financial reports and statements, particularly as it relates to the conversion from Chinese to US GAAP, (2) adequate qualified staff necessary to effectively apply the process, and (3) methods and practices employed to report unusual transactions such as our reverse merger. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2011. Our management has discussed the material weakness described above with our audit committee.

In an effort to remediate the identified material weaknesses, we have hired a new Chief Financial Officer. We also plan to document our process and procedures governing our internal reporting. Furthermore, we plan to implement additional changes to our internal control over financial reporting, including (1) timely review of reports prior to issuance, (2) a re-evaluation of our staffing needs, and (3) analysis of unusual transactions as they are occurring to allow adequate time for multiple levels of review.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Index

Item 3.  Defaults Upon Senior Securities.

None.

 Item 4.  Reserved.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tanke Biosciences Corporation

August 15, 2011	By:	/s/ Guixiong Qiu
Guixiong Qiu Chief Executive Officer (Principal Executive Officer)

August 15, 2011	By:	/s/ Guixiong Qiu
Guixiong Qiu Chief Financial Officer (Principal Accounting Officer)

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer