Form 10-Q
period 2011-06-30
Tanke Biosciences Corp
filed 2011-08-22
CIK 1452011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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
86-(20) 3885-9025

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sector entitled “Risk Factors” contained in our Form 10-K for the year ended December 31, 2010, as well as elsewhere in this Quarterly Report on Form 10-Q generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined in the sector entitled “Risk Factors” and matters described in this Quarterly Report on Form 10-Q generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

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

Index

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

Index

ITEM 1. FINANCIAL STATEMENTS

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	Restated
Current Assets
Cash and cash equivalents	$10,519,392	$76,075
Restricted cash	706,802	-
Accounts receivable, net	1,706,005	-
Inventory	1,211,279	-
Note receivable-related parties, current portion	1,856,626	-
Other receivables	864,274	-
Other current assets	1,738,137	-
Deferred tax assets	2,298	-
Total current assets	18,604,813	76,075
Property, plant and equipment, net	4,340,336	-
Investment in Tanke Bio-Tech	-	1,922,664
Construction in progress	111,402	-
Intangible asset, net	293,862	-
TOTAL ASSETS	$23,350,413	$1,998,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Other payable and accrued liabilities	219,068	-
Income tax payable	1,017,429	-
Accounts payable	615,717	-
Current portion of long-term borrowing	927,128	73,150
Due to related party	81,336	75,035
Total current liabilities	$2,860,678	$148,185
Convertible notes payable	4,162,410	-
Advance from governement grant	11,049	-
Long term borrowing	927,128	-
TOTAL LIABILITIES	7,961,265	148,185

STOCKHOLDER’S EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 13,324,083 and 10,758,000 shares issued and outstanding, as of June 30, 2011 and December 31, 2010, respectively	13,324	10,758
Additional paid-in capital	16,293,036	(9,468)
Retained earnings	(1,652,760)	1,884,554
Accumulated other comprehensive income	735,548	(35,290)
TOTAL STOCKHOLDER’S EQUITY	15,389,148	1,850,554
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,350,413	$1,998,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Net sales	$4,989,843	$-	$10,931,313	$-
Costs of goods sold	(3,217,801)	-	(6,732,867)	-
Gross profit	1,772,042	-	4,198,446	-

Operating expenses:
Selling expenses	(618,806)	-	(1,204,056)	-
General and administrative expenses	(780,518)	-	(3,324,905)	(250)
Depreciation and amortization	(51,460)	-	(63,179)	-
Income from Tanke Bio-Tech	0	188,404	-	368,184
Other operating expenses	(91,689)	-	(91,689)	-
Income (loss) from operations	229,569	188,404	(485,383)	367,934
Other income (expense):
Gain on bargain purchase of Tanke Bio-Tech	-	-	248,073	924,557
Interest income	2,220	-	3,610	-
Interest expense	(423,495)	-	(682,949)	-
Amortization of discount on notes	(1,381,806)	-	(2,141,040)	-
Foreign exchange gains (loss), net	26,646	-	(52,400)	-
(Loss) income before tax	(1,546,866)	188,404	(3,110,089)	1,292,491
Income tax	(106,953)	-	(320,308)	-
Net (loss) income	(1,653,819)	188,404	(3,430,397)	1,292,491
Other comprehensive income,net of tax:
Effects of foreign currency conversion	649,101	-	240,768	(35,290)
Comprehensive (loss) income	$(1,004,718)	$188,404	$(3,189,629)	$1,257,201
Net (loss) income available to common
shareholders per share:
Basic (loss) earnings per share	$(0.12)	$0.02	$(0.27)	$0.12
Diluted (loss) earnings per share	$(0.12)	$0.02	$(0.27)	$0.12
Weighted average shares outstanding:
Basic	13,324,083	10,758,000	12,756,993	10,758,000
Diluted	13,324,083	10,758,000	12,756,993	10,758,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Additional		Other
			Paid-in	Retained	Comprehensive
	Common Stock		Capital	Earnings	Income	Total
	Shares	Amount

Balances at December 31,2010, restated in
terms of the Share Exchange Agreement	10,758,000	$10,758	$(9,468)	$1,884,554	$(35,290)	$1,850,554
Effect of VIE Agreement with Tanke			7,633,338	-	530,070	8,163,408
Effect of Share Exchange Agreement	399,180	399	54,200	-	-	54,599
Effect of Private Placement			6,125,195	-	-	6,125,195
Shares issued for consulting services	2,166,903	2,167	2,489,771	-	-	2,491,938
Net loss	-	-	-	(3,430,397)	-	(3,430,397)
Dividend distribution	-	-	-	(106,917)	-	(106,917)
Other comprehensive income effects of
foreign currency conversion		-	-	-	240,768	240,768
Balances at June 30, 2011 (Unaudited)	13,324,083	$13,324	$16,293,036	$(1,652,760)	$735,548	$15,389,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net (loss) income	$(3,430,397)	$1,292,491
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Tanke Bio-Tech	-	(368,184)
Gain on bargain purchase of Tanke Bio-Tech	-	(924,557)
Increase in allowance for doubtful accounts	3,341	-
Depreciation and amortization	63,179	-
Common stock issued for services	2,491,938	-
Amortization of discount on convertible notes payable	2,141,040	-
Amortization of offering asset	615,549	-
Gain on increase in holding from 25% to 100%	248,073	-
Changes in operating assets and liabilities:
Accounts receivable	70,537	-
Inventory	143,178	-
Other current assets	(1,096,667)	-
Other receivables	(44,836)	-
Government grant	(62,455)	-
Accounts payable	69,443	-
Accrued expenses and other payables	26,742	-
Income tax payable	317,675	-
Deferred tax assets	15,591	-
Advance from customer	(3,176)	-
Net cash provided by (used in) operating activities	1,568,755	(250)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(119,132)	-
Change in restricted cash	(706,754)	-
Construction in progress	2,145,950	-
Net cash provided by investing activities	1,320,064	-
Cash Flows from Financing Activities
Due from (to) a related party	1,233,191	75,035
Net proceeds from issuance of convertible notes	5,825,360	-
Increase in bank borrowing	495,074	-
Net cash provided by financing activities	7,553,625	75,035

Effects of foreign currency conversion on cash	873	-
Net increase in cash and cash equivalents	10,443,317	74,785

Cash at beginning of period	76,075	1,290
Cash at end of period	$10,519,392	$76,075

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest paid on bank loan	$67,405	$-
Income taxes	$31,562	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

At the time of the Share Exchange Agreement, Greyhound had 3,397,787 shares of common stock issued and outstanding.  Following the reverse split, but prior to the issuance of shares pursuant to the acquisition of China Flying, the outstanding shares were reduced to approximately 399,180 shares, without giving effect to the rounding up of fractional shares. Split shares issued in connection with the reverse stock split are fully paid and non-assessable. The number of stockholders remained unchanged as a result of the reverse split. The par value of our common stock remained unchanged.

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Preparation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended June 30, 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011.  You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's Form 8-K/A for the year ended December 31, 2010 filed with the SEC on August 15, 2011.

(b)  Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries (the “Group'').  All significant inter-company balances and transactions within the Group have been eliminated.

(c)  Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of the amount due from related parties, the net realizable value of inventories, the estimation of useful lives of property and equipment and intangible assets, and the value of warrants. Actual results could differ from those estimates.

(d)  Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related parties. The Company places its cash with financial institutions with high-credit ratings and quality. The Company maintains bank accounts in the PRC only. In addition, the Company conducts periodic reviews of the related party financial conditions and payment practices.

Approximately 98% of the Company’s revenue is generated from buyers in mainland China.

(e)  Concentrations of Suppliers

All the Company’s suppliers are located in mainland China.

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Index

(g) Restricted Cash

Deposits that are restricted in use are classified as restricted cash. Such restricted cash is in an escrow account and represents one year of interest on the convertible notes payable. When the notes mature or are converted into stock, the cash in this account will be released from restriction.

(h) Trade and Other Receivables

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

As of June 30, 2011 and December 31, 2010, the Company’s allowance for doubtful accounts amounted to $143,097 and $0, respectively.

(i) Inventories

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

As of June 30, 2011 and December 31, 2010, the Company did not make any provision for slow-moving or defective inventories.

(j) Investment in Tanke Bio-Tech

The Company’s investment in Tanke Bio-Tech is presented in accordance with ASC 323-10, Investments - Equity Method and Joint Ventures. Under this method, the investments are originally recorded at cost, and adjusted for dividends received from the investees.

Such investments are assessed for impairment annually and more frequently if conditions change such that the Company’s carrying amount might not be recoverable.

(k) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

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

Index

(l) Land use rights

Land use rights are recorded at cost less accumulated amortization. Amortization is provided over the term of the land use right agreements on a straight-line basis.

(m) Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

(n) Revenue Recognition

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

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary.  As of June 30, 2011 and December 31, 2010, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

(o) Cost of Goods Sold

Cost of revenue consists primarily of material cost, labor cost, rent of land allocated to production, overhead associated with the manufacturing process and directly related expenses.

(p) Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses.

(q) Income taxes

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

Index

(r) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from net income or loss, investments by owners and distributions to owners. The Company’s only component of other comprehensive income is the foreign currency translation adjustment.

(s)  Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(t)  Foreign Currency Translation

The Company and its subsidiaries maintain financial statements in the functional currency of each entity. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

The financial statements of each entity are prepared using the functional currency, and have been translated into United States dollars (“US$” or “$”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for the period.  Stockholders’ equity is translated at historical exchange rates. Any translation adjustments are included as a foreign exchange adjustment in other comprehensive income, a component of stockholders’ equity.

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(u)  Financial Instruments

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

(v)  Recent Accounting Updates

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company adopted this update and it did not have any impact on the financial statements.

Index

In January 2010, the FASB issued ASU No. 2010-02 “Accounting and Reporting for Decrease in Ownership of a subsidiary – a Scope Clarification”. The update provides amendments to subtopic 810-10 and related guidance within US GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to three cases. The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the sales of in substance real estate and conveyances of oil and gas mineral rights transactions even if they involve businesses. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, and entity first needs to consider whether the substance of the transaction causing the decrease in ownership in addressed in other U.S.GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. The amendments in this Update also expand the disclosure about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10. The Company adopted this Update on January 1, 2010 and there was no impact.

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

ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company and the consolidation of Guangzhou Tanke was in accordance with this new update.

3.  INVENTORIES

Inventories consisted of the following:

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Work in progress	$153,196	$-
Finished goods	306,891	-
Packing materials	37,461	-
Raw material	713,731	-
	$1,211,279	$-

Index

4.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Account receivables	$1,852,443	$-
Less: Bad debt allowance	(146,438)	-

	$1,706,005	$-

5.  OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Prepayment to suppliers	$674,659	$-
Deferred expenses	55,024	-
Offering costs, net	1,008,454	-
	$1,738,137	$-

Deferred expenses primarily represent accrued input VAT which has not been declared to the tax bureau.

In connection with the private placement, the Company incurred $1,624,002 of closing costs. These costs have been reflected as other current assets and are being amortized over the life of the related convertible notes payable. As of June 30, 2011, the remaining book value of these closing costs amounted to $1,008,454.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following.

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Leasehold land and buildings	$4,105,970	$-
Plant and equipment	630,644	-
Motor vehicles	62,649	-
Office equipment	343,451	-
	5,142,714	-

Less: accumulated depreciation and amortization	802,378	-
	$4,340,336	$-

Index

The Company has buildings on the site it occupies, including factory buildings. Due to the lack of a Land Use Right Certificate, the Company is unable to apply for the Property Ownership Certificate for the buildings. However, as the buildings are in use, the Company depreciates them over their expected useful lives. During the quarter ended June 30, 2011, the Company’s factory campus construction project was completed and the costs were moved from construction in process to the buildings account. Upon placement in service, the Company began depreciating them.

7.  LAND USE RIGHT, NET

The land use right consisted of the following.

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
Intangible Assets	$293,862	$-

On November 21, 2003, the Company applied to the Government of Huaqiao Town, Huadu District, Guangzhou, for the land use right of No. 2 Industry Area of Huaqiao Town (i.e., Laohutou Lot, Wangongtang) covering an area of around 430,000 square feet. The total consideration for the land use right is $598,536. As of June 30, 2011, the Company has paid $295,100 of this amount.

While the final approval of the application of land use right is pending, the Company entered into an agreement on April 15, 2006 to lease the land from its beneficial owner until such time as a land use certificate is issued by the government or May 21, 2021, whichever occurs first. Until that time, the lease is at will and payments under the terms of the lease are $8,800 per year.

8.  OTHER PAYABLE AND ACCRUED LIABILITIES

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Other payables	$46,893	$-
Staff welfare payable	67,540	-
Value added tax payable	83,442	-
Other tax payable	21,193	-
	$219,068	$-

Other payables represent loans from third parties, which are interest free, unsecured and repayable on demand.

Index

9.  CONVERTIBLE NOTES PAYABLE

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

As of June 30, 2011, the book value of the Notes amounted to $4,162,410, which consisted of the aggregate face value of $7,670,071, less the remaining discount of $3,507,661.

Index

10.  INCOME TAX

The Company’s operating subsidiary, Guangzhou Tanke, is a “domestic enterprise” that is registered and operated in Guangzhou, the PRC.

The PRC's legislative body, the National People's Congress, adopted the unified Enterprise Income Tax ("EIT") Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there is a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Income tax expense for the three and six months ended June 30, 2011 and 2010 represents the provision for current income tax expenses in the PRC.

Tanke Bio-Tech, a subsidiary of Guangzhou Tanke, is a joint venture with a foreign entity that received a full exemption from income taxes in 2007 and 2008 and half rate reduction for years 2009, 2010 and 2011 in accordance with the Law of the People's Republic of China on Income Tax of Enterprises with Foreign Investment and Foreign Enterprises and Notification of the State Council on Carrying out the Transitional Preferential Policies concerning Enterprise Income Tax (Guofa (2007) No. 39).

As of June 30, 2011 and December 31, 2010, the income tax payable for the Company amounted to $1,017,429 and $0, respectively.

Significant components of the Company’s deferred tax asset are as follows.

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Deferred tax asset
Allowance for doubtful accounts	$2,298	$-

The Company is not subject to United States income tax. Furthermore, the Company is audited every year by an agency of the Chinese tax authority. Consequently, there are no uncertain tax positions requiring accrual or disclosure or timing differences in accordance with ASC 740-10, Income Taxes.

11.  LONG-TERM BORROWINGS

The details of the Company’s long-term borrowings are as follows:

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Bank loans (uncollateralized)	$1,854,256	$73,150
Less: Current portion	(927,128)	(73,150)

	$927,128	$-

The bank loans consist of $1,081,649 (RMB7,000,000) and $772,607 (RMB5,000,000), bearing interest at 5.4% and 5.85% per annum, maturing on May 21, 2012 and January 30, 2013, respectively.

Index

12.  GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and ratably recognizes the amount as a reduction of research and development expense when the related research and development activities are performed.

13.  RELATED PARTY TRANSACTIONS

Apart from the transactions and balances disclosed elsewhere in the financial statements, the Company had no material transactions with its related parties during the periods presented.

14.  SEGMENT INFORMATION

Tanke operates in four segments: organic trace mineral additives, functional regulation additives, herbal medicinal additives and other revenues. Management oversees each of these operations separately.

Organic trace mineral additives constitute the largest and fastest growing area of our business. These are various minerals added to animal feed to provide a balanced diet. Functional feed additives are widely used to enhance the properties of other products, improve feed efficiency and stimulate the rapid maturation of the immune system. Chinese herbal feed additives utilize traditional Chinese medicine theory to improve an animal’s digestion and appetite and to regulate the yin and yang balance of an animal’s health. Other revenue consists of the reselling of raw materials.

Property, equipment and other assets are shared and not tracked separately by segment. Administrative expenses are also not tracked by segment. Following is a breakdown of revenue and costs of sales by segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Segment revenues
Organic Trace Mineral Additives	$3,939,129	$-	$8,801,243	$-
Functional Regulation Additives	948,663	-	1,658,775	-
Herbal Medicinal Additives	83,016	-	84,268	-
Other	19,035	-	387,027	-
	$4,989,843	$-	$10,931,313	$-

Segment costs of sales
Organic Trace Mineral Additives	$2,520,275	$-	$5,399,720	$-
Functional Regulation Additives	601,392	-	1,025,072	-
Herbal Medicinal Additives	74,878	-	75,674	-
Other	21,256	-	232,401	-
	$3,217,801	$-	$6,732,867	$-

Segment gross profit
Organic Trace Mineral Additives	$1,418,854	$-	$3,401,523	$-
Functional Regulation Additives	347,271	-	633,703	-
Herbal Medicinal Additives	8,138	-	8,594	-
Other	(2,221)	-	154,626	-
	$1,772,042	$-	$4,198,446	$-

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

Our major products address most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which account for approximately 81% of our revenue, Feed Acidifiers, Seasonings and Flavor Enhancers, which account for approximately 15% of our revenue, and Herbal Medicinal Additives, which account for approximately 1% of our revenue. Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations. We currently market 21 different brands of feed additives at various price points to meet the demands of existing and prospective customers. Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. While the majority of our sales are domestic, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 1.64% of our total sales~~.~~

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Basis of Presentation

Our consolidated financial statements have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended June 30, 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011.  You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's Form 8-K/A for the year ended December 31, 2010 filed with the SEC on August 15, 2011.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of the amount due from related parties, the net realizable value of inventories, the estimation of useful lives of property and equipment and intangible assets, and the value of warrants. Actual results could differ from those estimates.

Index

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

The Company’s revenue is generated through the wholesale and retail sale of livestock feed, including organic trace mineral additives, functional regulation additives, herbal medicinal additives and raw materials. Before the Company recognizes revenue on these product sales, written purchase orders and contracts are received in advance of all shipments of goods to customers. For sales within the Company’s own province, delivery is made by Company employees. Such delivery occurs on the same day as shipment. For delivery outside the province, shipment is made through a separate logistics company that assumes the risk of loss. Revenue is recognized upon shipment of goods to the customers. The Company typically does not incur bad debt losses because this type of loss is deducted from the salesperson’s compensation, thereby mitigating the loss to the Company. Therefore, collectability is reasonably assured.

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary.  As of June 30, 2011, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

Research and Development Costs

Research and development costs are charged as expense when incurred and included in operating expenses.

Foreign Currency Translation

The Company and its subsidiaries maintain financial statements in the functional currency of each entity. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

The financial statements of each entity are prepared using the functional currency, and have been translated into United States dollars (“US$” or “$”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for the period.  Stockholders’ equity is translated at historical exchange rates. Any translation adjustments are included as a foreign exchange adjustment in other comprehensive income, a component of stockholders’ equity.

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Index

Results of Operations

Comparison of Three Months Ended June 30, 2011, March 31, 2011 and June 30, 2010

The following is a comparison of our revenue, costs of sales and gross profit by segment for the three months ended June 30, 2011 and 2010.  As we obtained control of Guangzhou Tanke in January 2011, the results of operations for the three and six months ended June 30, 2011 are not comparable to the corresponding periods in 2010.  As a result, we have also included a discussion and analysis of our revenue and costs of sales for the three months ended June 30, 2011, as compared to the three months ended March 31, 2011.

Revenue and Costs of Sales

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

				Increase (Decrease)
	Three Months Ended		Three Months	Three Months Ended
	June 30,		Ended	June 30, 2011 vs.	Percentage
	2011	2010	March 31, 2011	March 31, 2011	Change
Segment revenues
Organic Trace Mineral Additives	$3,939,129	$-	$4,862,113	$(922,984)	-19%
Functional Regulation Additives	948,663	-	710,112	238,551	34%
Herbal Medicinal Additives	83,016	-	1,252	81,764	6529%
Other	19,035	-	367,992	(348,957)	-95%
	$4,989,843	$-	$5,941,470	$(951,627)	-16%
Segment costs of sales
Organic Trace Mineral Additives	$2,520,275	$-	2,879,446	(359,171)	-12%
Functional Regulation Additives	601,392	-	423,680	177,712	42%
Herbal Medicinal Additives	74,878	-	796	74,082	9309%
Other	21,256	-	211,145	(189,889)	-90%
	$3,217,801	$-	$3,515,066	$(297,265)	-8%
Segment gross profit
Organic Trace Mineral Additives	$1,418,854	$-	1,982,668	(563,814)	-28%
Functional Regulation Additives	347,271	-	286,432	60,839	21%
Herbal Medicinal Additives	8,138	-	456	7,682	1683%
Other	(2,221)	-	156,848	(159,069)	-101%
	$1,772,042	$-	$2,426,404	$(654,362)	-27%

Organic Trace Mineral Additives

Organic trace mineral additives constitute the largest and fastest growing area of our business. We are one of China’s largest domestic providers of organic trace mineral additives, specializing in the development and production of chelated organic trace mineral additives. Our current trace mineral manufacturing facility is the one of the largest chelating facility in China and has the capacity to produce approximately 250 metric tons of organic trace minerals per week.

Revenue from organic trace mineral additives increased in 2011, as compared to 2010 because the activity reflected in 2010 is that of China Flying which had no substantial operations. In 2011, this revenue accounted for approximately 79% of our revenues for the three months ended June 30, 2011 as compared to 82% for the three months ended March 31, 2011.  Revenue for the three months ended June 30, 2011 decreased by $922,984, or 19%, as compared to the three months ended March 31, 2011 as there was unusually hot weather and natural calamities that impacted the livestock. These factors caused disease in swine, raising the price for animal products in China, especially for pigs. The inventory of pigs across the country decreased 40% as compared to the same period in 2010. Consequently, as there were fewer pigs, the demand for pig feed decreased by 30% throughout the country.

Index

We were able to hold our decrease to 19% because there was a lesser decline in other animal feed and our lower pricing strategy allows us better penetration into the market both to existing and new customers, even as the market overall is contracting.

Our costs of sales in this segment decreased 12% in the quarter ended June 30, 2011 as compared to the quarter ended March 31, 2011. This is due to lower sales volume, however as a percentage of sales, the costs increased from 59% to 64% in those same periods. This was due to the need to keep prices very low to maintain market share, particularly in light of the contracting market described above. Going forward, we will be closely monitoring the selling prices to balance market penetration with profitability.

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

Revenue from functional regulation additives accounted for approximately 19% of our revenues for the three months ended June 30, 2011 compared to 12% for the three months ended March 31, 2011. Like the increase in organic trace mineral additive revenue between 2010 and 2011, our revenue from functional regulation additives increased compared to 2010 because the activity reflected in 2010 is that of China Flying, which had no substantial operations.  Revenue for the three months ended June 30, 2011 increased by $238,551, or 34%, as compared to the three months ended March 31, 2011 because the Company hired more salespeople to expand the market. We had lower sales from old clients, but the additional sales force was able to compensate for that loss and grow this revenue despite the decrease in old clients. This product line is a constant requirement for livestock owners, so it is more stable than the organic trace mineral additive products. However there is pricing pressure like in the organic trace mineral additives product line.

Costs of sales increased by 42% during the quarter ended June 30, 2011 as compared to the quarter ended March 31, 2011. This was due to the increase in sales volume, but like the organic trace mineral additives, there was an increase in costs of sales as compared to revenue from 60% in the first quarter to 63% in the second quarter. This was due to a combination of increasing costs, as well as our lower pricing strategy being used by the new salespeople to expand market share.

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

Revenue from herbal medicinal additives accounted for approximately 2% of our revenue for the three months ended June 30, 2011 compared to less than 1% for the three months ended March 31, 2011.  Like the increase in the other revenue segments, our revenue from herbal medicinal additives increased compared to 2010 because the activity reflected in 2010 is that of China Flying, which had no substantial operations. Revenue for the three months ended June 30, 2011 increased by $81,764, or 6,529%, as compared to the three months ended March 31, 2011 due to the widespread disease in animals as discussed above in the organic trace mineral additives section. However, despite the demand caused by disease, farmers were suffering losses and were hesitant to spend money. So we needed to offer the products at very low prices.

Our costs of sales, as a percentage of revenue increased from 64% in the first quarter of 2011 to 90% for the quarter ended June 30, 2011. This was due to the price concessions we needed to offer to make these sales.

Index

Other

Other revenue mainly consists of buying and then reselling raw materials. Revenue from raw material sales accounted for less than 1% of our revenue for the three months ended June 30, 2011 as compared to 6% for the three months ended March 31, 2011.  This revenue is very price sensitive, and since our costs increased in the second quarter to the point that selling raw materials actually lost money, we curtailed this activity. Going forward, we do not expect this to be a significant source of revenue.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the three months ended June 30, 2011 and 2010, as well as provides a comparison between the balances for the three months ended June 30, 2011 and the three months ended March 31, 2011. As we obtained control of Guangzhou Tanke in January 2011, the results of operations for the three and six months ended June 30, 2011 are not comparable to the corresponding periods in 2010.  As a result, we have also included a discussion and analysis of our operating expenses and other income/expense for the three months ended June 30, 2011 compared to the three months ended March 31, 2011.

				Increase (Decrease)	Increase (Decrease)
	Three Months Ended		Three Months	Three Months Ended	Three Months Ended
	June 30,		Ended March 31,	June 30, 2011 vs.	June 30, 2011 vs.
	2011	2010	2011	March 31, 2011	June 30, 2010

Gross profit	$1,772,042	$-	$2,426,404	$(654,362)	$1,772,042

Operating expenses:
Selling expenses	(618,806)	-	(585,250)	33,556	618,806
General and administrative expenses	(780,518)	-	(2,544,387)	(1,763,869)	780,518
Depreciation and amortization	(51,460)	-	(11,719)	39,741	51,460
Income from Tanke Bio-Tech	-	188,404	-	-	188,404
Other operating expenses	(91,689)	-	-	91,689	91,689
Income (loss) from operations	229,569	188,404	(714,952)	944,521	41,165
Other income (expense):
Gain on bargain purchase of Tanke Bio-Tech	-	-	248,073	(248,073)	-
Interest income	2,220	-	1,390	830	2,220
Interest expense	(423,495)	-	(259,454)	164,041	423,495
Amortization of discount on notes	(1,381,806)	-	(759,234)	622,572	1,381,806
Foreign exchange gains (loss), net	26,646	-	(79,046)	105,692	26,646
(Loss) income before tax	(1,546,866)	188,404	(1,563,223)	16,357	(1,735,270)
Income tax	(106,953)	-	(213,355)	(106,402)	106,953
Net (loss) income	(1,653,819)	188,404	(1,776,578)	122,759	(1,842,223)

Selling, General and Administrative Expenses

Selling expenses for the three months ended June 30, 2011 amounted to $618,806 for the three months ended June 30 2011.  The amount represents primarily travel and meeting expenses for sales department staff to develop new customers and expand the market.  The amount is consistent with the selling expenses incurred during the three months ended March 31, 2011 of $585,250.  We had no significant costs in 2010, as our results consisted of China Flying only, which did not have any substantial operations.

General and administrative expenses for three months ended June 30, 2011 amounted to $780,518, as compared to $2,544,387 for the three months ended March 31, 2011.  The decrease in general and administrative expenses is primarily due to our issuance of common stock in the first quarter of 2011 with a value of $2,116,000 for consulting services received during the first quarter of 2011.  Additionally, we had accounting and legal expenses related to our reverse merger in the first quarter that did not recur in the second quarter.  As a result, the expenses were higher during the first quarter.  We had no significant costs in 2010, as our results consisted of China Flying only, which did not have any substantial operations.

Index

During 2010, we had income from Tanke Bio-Tech, which represented China Flying’s 25% equity share of Tanke Bio-Tech. The $188,404 represents China Flying’s portion of the earnings of Tanke Bio-Tech.  As China Flying effectively gained control over Tanke Bio-Tech in January 2011 in connection with the VIE Agreements, the investment income in 2011 was $0, as the results of Tanke Bio-Tech are consolidated in their entirety.

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

Other Income/Expenses

During the first quarter of 2011, we had a gain from the consolidation of Tanke Bio-Tech of $248,073.  This was a one-time gain which will not reoccur in future fiscal quarters.  As a result, the balance was $0 for the three months ended June 30, 2011.

Interest expense for the three months ended June 30, 2011 amounted to $423,495 as compared to $259,454 for the three months ended March 31, 2011.  This represented an increase of $164,041.  The primary reason for this increase was related to the amortization of our capitalized offering costs, which amounted to $397,269 for second quarter of 2011, as compared to $218,280 for the first quarter of 2011.  These amounts are recorded as a component of interest expense.  The amounts for the second quarter were higher, as it reflects a full three months worth of amortization, whereas the first quarter only reflects approximately 1.5 months of amortization as the debt offering costs were paid in February 2011. We did not have capitalized offering costs in 2010, hence there was no amortization expense.

The expense associated with the amortization of discounts on our convertible notes payable for the three months ended June 30, 2011 amounted to $1,381,806 as compared to $759,234 for the three months ended March 31, 2011.  This represented an increase of $622,572.  As discussed above with the amortization of the capitalized offering costs, the convertible notes payable were issued in February 2011, and as a result, the first quarter of 2011 only reflected approximately 1.5 months of amortization, whereas the second quarter of 2011 reflected a full three months of expense. These notes were not outstanding in 2010, therefore there is no amortization expense recorded.

Income Tax Expense

We pay different income tax rates depending on which company records the activity. For example, Guangzhou Tanke is taxed at 25%, while Tanke Bio-Tech is taxed at 12.5%. In the second quarter of 2011, proportionally more income was generated by Tanke Bio-Tech, so the effective tax rate is lower than that in the quarter ended March 31, 2011.

Taking into consideration the new tax law, the effective statutory tax rate for Guangzhou Tanke Bio-Tech Co. Ltd was 12.5% both for three and six months ended June 30, 2011.

Pursuant to Section 26 of the Inland Revenue Ordinance ('IRO'), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Six Months ended June 30, 2011 Compared to the Six Months ended June 30, 2010

The following is a comparison of our results of operations for the six months ended June 30, 2011 as compared to 2010.

Index

	Six Months Ended
	June 30,
			Increase /
	2011	2010	(Decrease)

Revenues
Net sales	$10,931,313	$-	$10,931,313
Costs of goods sold	(6,732,867)	-	6,732,867
Gross profit	4,198,446	-	4,198,446
Operating expenses:
Selling expenses	(1,204,056)	-	1,204,056
General and administrative expenses	(3,324,905)	(250)	3,324,655
Depreciation and amortization	(63,179)	-	63,179
Income from Tanke Bio-Tech	-	368,184	(368,184)
Other operating expenses	(91,689)	-	91,689
(Loss) income from operations	(485,383)	367,934	(853,317)
Other income (expense):
Gain on bargain purchase of Tanke Bio-Tech	248,073	924,557	(676,484)
Interest income	3,610	-	3,610
Interest expense	(682,949)	-	682,949
Amortization of discount on notes	(2,141,040)	-	2,141,040
Foreign exchange loss, net	(52,400)	-	52,400
(Loss) income before tax	(3,110,089)	1,292,491	(4,402,580)
Income tax	(320,308)	-	320,308
Net (loss) income	(3,430,397)	1,292,491	(4,722,888)

Revenue, Costs of Sales and Gross Profit

The revenue for the six months ended June 30, 2011 increased by $10,931,313 as compared to 2010, as our results in 2010 consisted of China Flying only, which did not have any substantial operations.  In addition, our gross profit increased by $4,198,446 as compared to the same period in 2010.  Our revenues, cost of goods sold, and gross profit consists of the four segments discussed above in the discussion and analysis relating to the three months ended June 30, 2011.

Operating Expenses and Other Income/ Expenses

As discussed above in the analysis relating to the three months ended June 30, 2011, our selling expenses consist primarily of travel and meeting expenses for sales department staff to develop new customers and expand the market.  These amounts during the 6 months ended June 30, 2011 here higher as compared to the same period in 2010 due to China Flying having no significant operations in the prior year.

General and administrative expenses for the six months ended June 30, 2011 amounted to $3,324,905, which primarily consisted of $2,491,938 of expenses associated with the issuance of shares of common stock to service providers.  These amounts during the 6 months ended June 30, 2011 here higher as compared to the same period in 2010 due to China Flying having no significant operations in the prior year.

Index

During 2010, we had income from Tanke Bio-Tech, which represented China Flying’s equity share of Tanke Bio-Tech’s earnings resulting from their 25% investment.  As China Flying effectively gained control over Tanke Bio-Tech in January 2011 in connection with the VIE Agreements, the investment income in 2011 was $0, as the results are consolidated.

Other Income/Expenses

During the first quarter of 2011, we had a gain from the consolidation of Tanke Bio-Tech of $248,073, as compared to a gain of $925,557 recorded in the first quarter of 2010 resulting from China Flying’s 25% investment in Tanke Bio-Tech.  These transactions will not reoccur in future periods.

Interest expense for the six months ended June 30, 2011 amounted to $682,949, which consisted primarily of $615,549 for the amortization of capitalized offering costs relating to the convertible notes payable issued in February 2011.  Accordingly, we also recorded amortization associated with the discounts on our convertible notes payable of $2,141,040 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011, and 2010 we had cash and balances of $10,519,392 and $76,075, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Six Months Ended
	June 30,	June 30,
	2011	2010	Change
Net cash provided by (used in) operating activities	$1,568,755	$(250)	1,569,005
Net cash provided by investing activities	1,320,064	-	1,320,064
Net cash provided by financing activities	7,553,625	75,035	7,478,590
Effects of exchange rate change on cash	873	-	873
Net increase in cash	$10,443,317	$74,785	10,368,532

Operating Activities

Net cash provided by operating activities was $1,568,755 for the six months ended June 30, 2011 compared to cash provided of $250 for the six months ended June 30, 2010.  Although we had a net loss of $3,430,397 during the six months ended June 30, 2011, a significant amount of our expenses were non-cash related such as $2,491,938 in expenses associated with the issuance of common stock for services, $2,141,040 for the amortization of the discounts recorded on our convertible notes payable, as well as $615,549 of offering cost amortization.  As a result, we had net cash provided by our operations in 2011 of $1,568,755.  During 2010, we did not have any substantial operations.

Investing Activities

Net cash provided by investing activities was $1,320,064 for the six months ended June 30, 2011, which was the result of cash of $2,145,950 acquired as a result of the VIE agreement with Tanke in the first quarter of 2011, offset by spending for the acquisition of property and equipment, as well as an increase in restricted cash.

Index

Financing Activities

Net cash provided by financing activities was $7,553,625 for the six months ended June 30, 2011.  The proceeds from financing activities were the result of net proceeds from the issuance of convertible notes of $5,825,360, the increase of scheduled payment for the notes between the Company and the shareholder of $1,233,191, and the increase of bank borrowing $495,074.

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

Index

As of June 30, 2011, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.

Based on that assessment, management identified material weaknesses in internal control over financial reporting related to the maintenance of our books and records in accordance with GAAP used in the Peoples’ Republic of China, and the conversion of those books and records to GAAP used in the United States of America. Specifically, the material weaknesses related to (1) our process for periodic financial reporting, including documentation of procedures and timely review of financial reports and statements, particularly as it relates to the conversion from Chinese to US GAAP, (2) adequate qualified staff necessary to effectively apply the process, and (3) methods and practices employed to report unusual transactions such as our reverse merger. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2011. Our management has discussed the material weakness described above with our audit committee.

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

Index

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

Date: August 22, 2011	TANKE BIOSCIENCES CORPORATION

	By:	/s/ Guixiong Qiu
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