Form 10-Q/A
period 2011-03-31
Tanke Biosciences Corp
filed 2011-10-21
CIK 1452011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 2)

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

13,324,093 shares of Common Stock, par value $0.001, were outstanding at August 15, 2011.

TANKE BIOSCIENCES CORPORATION

EXPLANATORY NOTE

Tanke Biosciences Corporation (the “Company”) is filing this Quarterly Report on Form 10-Q/A (Amendment No. 2) (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the “Original Quarterly Report”) filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2011, as amended by the Amendment No. 1 thereto (“Amendment No. 1”) filed with the SEC on August 15, 2011, to restate the Company’s financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein.

On August 15, 2011, we filed Amendment No. 1 in order to report current and historical financial information for China Flying Development Limited, a Hong Kong corporation (“China Flying”), current and historical financial information for China Flying Development Limited, a Hong Kong corporation (“China Flying”), with China Flying as the acquirer of our principal operating business, Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”), a company organized under the laws of the People’s Republic of China, as a result of the Company’s share exchange transaction completed on February 9, 2011.

Management has determined to restate our financial statements for the period ended March 31, 2011, in order to provide a presentation that is more meaningful to investors.  Specifically, management has determined that Guangzhou Tanke should be considered the predecessor of the Company for accounting purposes.  As a result of this change, we are presenting comparative financial information for Guangzhou Tanke, our sole operating entity.

Our basis for changing the presentation is recognition that while there was a change in control when Guangzhou Kanghui Agricultural Technology Co., Ltd., a wholly foreign enterprise under the laws of the People’s Republic of China (“Kanghui Agricultural”), entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Guangzhou Tanke, there was also a call option agreement (the "Call Option Agreement") between the Guangzhou Tanke shareholders, Golden Genesis Limited, a British Virgin Islands company ("Golden Genesis"), and Ms. Wong Kwai Ho, the sole shareholder of Golden Genesis. The Call Option Agreement granted the Guangzhou Tanke shareholders the ability to acquire control over the Company, which has control of China Flying and Kanghui Agricultural, following the exercise of certain stock options. Therefore, by viewing the VIE Agreements and the Call Option Agreement as a single arrangement, Guangzhou Tanke obtained control and is the accounting acquirer in accordance with FASB ASC 805-10.

This Amendment has not been updated for events or information subsequent to the date of the filing of the Original Quarterly Report, except in connection with the foregoing, and should be read in conjunction with the Company’s other filings made with the SEC since the date of the filing of the Original Quarterly Report.  For convenience and ease of reference, this Amendment sets forth the Original Quarterly Report filing in its entirety, as amended where necessary to reflect the restatement.

RESTATEMENT

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	Restated	Restated
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,952,094	$2,222,025
Restricted cash	706,802	-
Note receivable -related parties, current portion	2,089,184	2,033,622
Accounts receivable, net	1,704,526	1,767,968
Inventories	1,257,231	1,354,282
Deferred tax asset	36,136	17,887
Other receivables	4,202,917	112,569
Other current assets	1,644,486	164,846
Total current assets	17,593,376	7,673,199

Note receivable - related parties, long term portion	670,876	974,532
Property and equipment, net	4,546,291	1,554,589
Construction in progress	1,067	2,777,417
Intangible asset, net	290,547	286,892
Total assets	$23,102,157	$13,266,629

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$733,426	$604,913
Other payables and accrued liabilities	390,226	192,298
Advance from customers	763	3,176
Income tax payable	906,935	699,637
Due to related party	75,035	-
Current portion of long-term borrowings	915,135	905,975
Total current liabilities	3,021,520	2,405,999

Government grant	40,546	73,498
Long-term borrowings	1,143,920	452,987
Convertible notes payable	2,780,604	-
Other long-term payables	13,722	-
Total liabilities	7,000,312	2,932,484

Commitments and contingencies

Shareholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
12,997,180 (unaudited) and 10,758,000 issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively	12,997	10,758
Additional paid-in capital	11,844,570	1,417,098
Retained earnings	4,180,831	6,205,482
Accumulated other comprehensive income	63,447	530,070
Total shareholders' equity	16,101,845	8,163,408
Non-controlling interest in subsidiary	-	2,170,737
Total equity	16,101,845	10,334,145
Total liabilities and shareholders' equity	$23,102,157	$13,266,629

See accompanying notes to the financial statements

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	Restated	Restated

Net sales	$5,941,470	$3,354,927
Costs of sales	(3,515,066)	(1,995,988)
Gross profit	2,426,404	1,358,939
Selling expenses	(585,250)	(433,314)
Administrative expenses	(2,544,387)	(108,429)
Depreciation and amortization	(11,719)	(11,468)
(Loss) income from operations	(714,952)	805,728
Other income/expense
Foreign exchange losses, net	(79,046)	778
Interest income	1,390	1,678
Interest expense	(259,454)	(425)
Amortization of discount on notes	(759,234)	-
Income before income taxes	(1,811,296)	807,759
Income tax expense	(213,355)	(103,135)
Net (loss) income	(2,024,651)	704,624
Non-controlling interest in earnings of subsidiary	-	(178,724)
Net (loss) income available to shareholders	$(2,024,651)	$525,900
Other comprehensive income, net of tax:
Foreign currency translation	(519,458)	(45,006)
Translation attributable to non-controlling interest	39,125	7,543
Comprehensive (loss) income	$(2,504,984)	$488,437

Net (loss) income per share available to common
shareholders:
Basic	$(0.17)	$0.05
Diluted	$(0.17)	$0.05

Weighted average shares outstanding:
Basic	12,166,096	10,758,000
Diluted	12,166,096	10,758,000

See accompanying notes to the financial statements

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Non-
			Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	capital	Earnings	Income	Interest	Equity

Balance at December 31, 2010, restated in
terms of the Share Exchange Agreement	10,758,000	$10,758	$1,417,098	$6,205,482	$530,070	$2,170,737	$10,334,145
Effect of VIE Agreement with China Flying			2,133,917		(35,290)	(2,170,737)	(72,110)
Effect of Share Exchange Agreement	399,180	399	54,200				54,599
Effect of Private Placement			6,125,195				6,125,195
Shares issued for consulting services	1,840,000	1,840	2,114,160	-	-	-	2,116,000
Net loss	-	-	-	(2,024,651)	-	-	(2,024,651)
Foreign currency translation	-	-	-	-	(431,333)	-	(431,333)
Balance at March 31, 2011 (Unaudited)	12,997,180	$12,997	$11,844,570	$4,180,831	$63,447	$-	$16,101,845

See accompanying notes to the financial statements

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
 (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
	Restated	Restated
Operating activities:
Net income	$(2,024,651)	$704,624
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	11,719	26,000
Common stock issued for services	2,116,000	-
Amortization of discount on convertible notes payable	759,234	-
Amortization of capitalized offering costs	218,280	-
Changes in operating assets and liabilities:
Accounts receivable	80,911	(93,552)
Inventories	110,189	(472,585)
Deferred tax assets	(17,977)	-
Other receivables	(68,648)	(444,191)
Other current assets	(557,360)	(15,357)
Accounts payable	121,780	222,543
Other payables and accrued liabilities	122,215	276,701
Income tax payable and receivable	199,216	(262,966)
Government grant	(33,525)	(66,186)
Advance from customer	(2,434)	-
Net cash provided by (used in) operating activities	1,034,949	(124,969)

Investing activities:
Purchase of property and equipment	(211,130)	(22,287)
Change in restricted cash	(706,802)	146,472
Payments for construction in progress	-	(33,558)
Increase in cash from VIE agreement with China Flying	76,075	-
Net cash provided by (used in) investing activities	(841,857)	90,627

Financing activities:
Note receivables-related parties	277,112	(30,028)
Other receivable from State Administration of Foreign Exchange	(3,999,990)	-
Net proceeds from issue of convertible notes	6,522,563	-
Increase (decrease) in bank borrowings	696,551	(219,708)
Net cash provided by (used in) financing activities	3,496,236	(249,736)

Effect of foreign currency translation	40,741	468

Net increase (decrease) in cash	3,730,069	(283,610)
Cash, beginning of period	2,222,025	1,817,875
Cash, end of period	$5,952,094	$1,534,265

Supplemental disclosures of cash flow information:
Cash paid for interest	$41,173	$58,626
Cash paid for income taxes	$21,956	$133,049

See accompanying notes to the financial statements

TANKE BIOSCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Also on January 3, 2011, our board of directors unanimously approved a resolution to enter into a Share Exchange Agreement with China Flying, and Golden Genesis Limited, a British Virgin Islands company ("Golden Genesis"), the sole stockholder of China Flying.  Under the terms of the Share Exchange, Golden Genesis exchanged 100% of its capital stock in China Flying for 10,758,000 shares of authorized, but previously unissued Greyhound common stock, post-split as described below.   Also, at the closing, we issued an aggregate of 1,840,000 shares (post split) of our authorized, but previously unissued common stock to a U.S. advisor.  Following the closing of the agreement on February 9, 2011, China Flying became our wholly owned subsidiary.

Our board of directors further approved unanimously on January 3, 2011, a one share for 8.512 shares reverse split of our issued and outstanding common stock.  The effective date of the split was established by our board on a date prior to the closing of the acquisition of China Flying.

The acquisition of China Flying was contingent upon the completion of our planned private placement in which we sold 6,669,627 units (the “Units”), with net proceeds of $6,522,563.  Each Unit consisted of a $1.15 principal amount convertible note and a three year warrant to purchase one share of Greyhound common stock. On February 9, 2011, the Company entered into a Securities Purchase Agreement with individual investors relating to the private placement and completed the private placement transaction (see Notes 12 and 13). The proceeds from such sale have been transferred to Guangzhou Tanke and will be used to finance the operations and growth of Guangzhou Tanke.

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

As management of Guangzhou Tanke obtained control of the Company, the Share Exchange was treated as a reverse merger. Accordingly, for accounting purposes Guangzhou Tanke was the acquirer so historical financial information presented herewith is that of Guangzhou Tanke.

Pursuant to the VIE Agreements, Kanghui Agricultural has the right to advise, consult, manage and operate Guangzhou Tanke for a quarterly fee equal to Guangzhou Tanke’s net income.  Additionally, the Tanke Shareholders pledged their rights, titles and equity interest in Guangzhou Tanke as security for Kanghui Agricultural to collect consulting and services fees provided to Guangzhou Tanke through an Equity Pledge Agreement.  In order to further reinforce Kanghui Agricultural’s rights to control and operate Guangzhou Tanke, the Tanke Shareholders granted Kanghui Agricultural an exclusive right and option to acquire all of their equity interests in Guangzhou Tanke through an Option Agreement. Neither Tanke Biosciences nor Kangui Agricultural own the assets or are responsible for the liabilities of Guangzhou Tanke.

The VIE Agreements were necessary because without them, the shareholders of Tanke Biosciences would not have control of Guangzhou Tanke. With these in place, however, Guangzhou Tanke is contractually equivalent to a subsidiary of Tanke Biosciences.

Guangzhou Tanke has historically self financed, and has been a profitable enterprise. However, on February 9, 2011, Tanke Biosciences sold convertible notes payable (see Note 9 below) with net proceeds of $6,522,563. Such proceeds have been transferred to Guangzhou Tanke and will be used to finance the operations and growth of Guangzhou Tanke.

 “RMB” and “Renminbi” refer to the legal currency of China and “$”, “US dollar” and “US$” refer to the legal currency of the United States.

Restatement

Management has determined to restate its financial statements for the period ended March 31, 2011, in order to provide a presentation that is more meaningful to investors. Specifically, management has determined that Guangzhou Tanke should be considered the predecessor of the Company for accounting purposes.  As a result of this change, we are now presenting comparative financial information for Guangzhou Tanke, our sole operating entity.

Our basis for changing the presentation is recognition that while there was a change in control when Kanghui Agricultural entered into the VIE Agreements with Guangzhou Tanke, there was also a call option agreement (the "Call Option Agreement") between the Guangzhou Tanke shareholders, Golden Genesis and Ms. Wong Kwai Ho, the sole shareholder of Golden Genesis. The Call Option Agreement granted the Guangzhou Tanke shareholders the ability to acquire control over Tanke Biosciences, which has control of China Flying and Kanghui Agricultural, following the exercise of certain stock options. Therefore, by viewing the VIE Agreements and the Call Option Agreement as a single arrangement, Guangzhou Tanke obtained control and is the accounting acquirer in accordance with FASB ASC 805-10.

The impact of this restatement on the March 31, 2011 balances is as follows.

	March 31,	March 31,	March 31,
	2011	2011	2011
	As Restated	As Previously	Change
		Amended
Balance Sheet:
Stockholders' Equity
Additional paid in capital	$11,844,570	$15,917,425	$(4,072,855)
Retained earnings	4,180,831	107,976	4,072,855

Statement of Operations:
Three Months Ended March 31, 2011
Gain on bargain purchase of Tanke Bio-Tech	-	248,073	(248,073)
Net loss	(2,024,651)	(1,776,578)	(248,073)
Net loss per share
Basic	(0.17)	(0.15)	(0.02)
Diluted	(0.17)	(0.15)	(0.02)

Statement of Cash Flows
Net cash provided by operating activities
Net loss	(2,024,651)	(1,776,578)	(248,073)
Gain on bargain purchase of Tanke Bio-Tech	-	(248,073)	248,073
Depreciation and amortization	11,719	40,447	(28,728)
Reorganization of the equity of the legal acquirer	-	148,108	(148,108)
Amortization of capitalized offering costs	218,280	-	218,280
Other current assets	(557,360)	181,287	(738,647)
Net cash provided by investing activities
Increase in cash due to VIE Agreement with China Flying	76,075	2,222,025	(2,145,950)
Net cash provided by financing activities
Net proceeds from issue of convertible notes	6,522,563	5,825,360	697,203

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation and for the financial statements to not be misleading.

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

Intangible Asset

The intangible asset consists of land use rights which are recorded at cost less accumulated amortization. Amortization is provided over the term of the land use right agreement on a straight-line basis.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

Statutory and Discretionary Reserves

In accordance with the laws of the PRC, the Company segregates 10% of its net income as statutory surplus reserves to (a) cover any deficit, (b) increase production and (c) increase registered capital. To date, it has segregated $373,406 related to the statutory reserve requirements. Until the Company achieves an additional $708,243 of reserves, it is prohibited from paying dividends.

In addition, the Company segregates discretionary reserves, for which there is no specific amount required. These reserves are mainly for company development. To date, the Company has accrued $153,992 in discretionary reserves, but has not spent any of this reserve on Company development.

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

Value Added Tax

Value added tax is recorded into operations on a gross basis, where the value added tax is included as part of the Company’s revenue and there is a corresponding expense for the amount due to the tax authorities. There is no value added tax included in the Company’s accounts receivable, but rather it is recorded gross on the balance sheet, with the asset being recorded in other assets and the liability included in the Company’s accounts payable.

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

3.           INVENTORIES

Inventories consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$804,351	$653,212
Finished goods	256,874	182,631
Work in progress	154,452	472,060
Packaging material	41,553	46,379
	$1,257,231	$1,354,282

4.      ACCOUNTS RECEIVABLE

Account receivables consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Accounts receivable	$1,849,070	$1,911,065
Less: Allowance for doubtful accounts	(144,544)	(143,097)
	$1,704,526	$1,767,968

5.      OTHER RECEIVABLES

The other receivables balance mainly consists of the amount of $3,999,990 quarantined by the Chinese State Administration of Foreign Exchange.   It was the cash investment from China Flying to the Company’s PRC subsidiary Kanghui Agricultural, and the funds were received by Kanghui Agricultural as of April 12, 2011.

6.    OTHER CURRENT ASSETS

Other current assets consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Prepayment to suppliers	$172,372	$115,078
Deferred expenses	66,392	49,768
Offering costs, net	1,405,722	-
	$1,644,486	$164,846

Deferred expenses primarily consist of accrued input value added tax, or VAT which has not been declared to the tax bureau.

In connection with the private placement, the Company incurred $1,624,002 of closing costs. These costs have been reflected as other current assets and are being amortized using the interest method over the expected life of the related convertible notes payable. Amortization of these costs is recorded as interest expense. As of March 31, 2011, the remaining book value of these closing costs amounted to $1,405,722.

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

The intangible asset is a land use right and consisted of the following.

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

9.	OTHER PAYABLE AND ACCRUED LIABILITIES

Other payable and accrued liabilities consisted of the following.

	March 31,	December 31,
	2011	2010

Other payables	$261,316	$911
Staff welfare payable	66,849	96,417
Value added tax payable	5,820	50,230
Other tax payables	56,241	44,740
	$390,226	$192,298

Other payables represent loans from third parties which are interest free, unsecured and repayable on demand.

10.  LONG-TERM BORROWINGS

The details of the Company’s long-term borrowings are as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Bank loans (uncollateralized)	$2,059,055	$1,358,962
Less: Current portion	(915,135)	(905,975)
	$1,143,920	$452,987

The bank loans consist of $1,296,443 (RMB8,500,000) and $762,613 (RMB5,000,000), bearing interest at 5.4% and 5.85% per annum, maturing on May 21, 2012 and  January 30, 2013, respectively.

11.  GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and off-set the liability amount when the related research and development activities are performed

12.  CONVERTIBLE NOTES PAYABLE

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

In connection with the issuance of the Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors which sets forth the rights of the investors to have the shares of common stock underlying the Notes and Warrants registered with the SEC for public resale.  Pursuant to the Registration Rights Agreement, we agreed to file, no later than April 11, 2011, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than September 18, 2011.   If the registration statement was not filed by April 11, 2011 (the “Filing Failure”), is not effective by September 18, 2011 (the “Effectiveness Failure”) or if, after the effective date, sales of securities  included in the registration statement cannot be made (including, without limitation, because of a failure to keep the registration statement effective, to disclose such information as is necessary for sales to be made pursuant to the registration statement, to register a sufficient number of shares of Common Stock or to maintain the listing of the Common Stock) (a “Maintenance Failure”)  then, as liquidated damages (and in complete satisfaction and to the exclusion of any claims or remedies inuring to any holder of the securities) the Company is required to pay an amount in cash equal to 1% of the aggregate purchase price paid by the Investors on each of the following dates: (i) 20 days following the date of a Filing Failure; (ii) 30 days following the initial day of a Maintenance Failure; (iii) on every thirtieth day thereafter (pro-rated for periods totaling less than thirty days) until such failure is cured; (iv) on every thirtieth day after the day of an Effectiveness Failure and thereafter (pro rated for periods totaling less than thirty days) until such Effectiveness Failure is cured; (v) on every thirtieth day after the initial day of a Maintenance Failure and thereafter (pro rated for periods totaling less than thirty days) until such Maintenance Failure is cured. The payments to be made by the Company are limited to a maximum of 6% of the aggregate amount paid by the Investors ($460,204.29).  As of March 31, 2011, the Company did not expect to incur any registration delay payments and has not accrued any such payments. The Company will continue to assess the likelihood of payments under this arrangement, and if necessary will recognize these estimates into earnings in the period in which they become likely in accordance with ASC 825-20, Registration Payment Arrangements.

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

Significant components of the Company’s deferred tax asset are as follows.

	March 31,	December 31,
	2011	2010
	(Unaudited)
Deferred tax asset
Allowance for doubtful accounts	$36,136	$17,887

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

Organic trace mineral additives constitute the largest and fastest growing area of our business. These are various minerals added to animal feed to provide a balanced diet. Functional feed additives are widely used to enhance the properties of other products, improve feed efficiency and stimulate the rapid maturation of the immune system. Chinese herbal feed additives utilize traditional Chinese medicine theory to improve an animal’s digestion and appetite and to regulate the yin and yang balance of an animal’s health. Other revenue consists of the reselling of raw materials to customers.

Property, equipment and other assets are shared and not tracked separately by segment. Following is a breakdown of revenue and costs of sales by segment

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.As a result of the Share Exchange and the VIE Agreements, the Company, through Kanghui Agricultural, its indirect wholly owned subsidiary, assumed management of the business activities of Guangzhou Tanke and has the right to appoint all executives and senior management and the members of the board of directors of Guangzhou Tanke.  As used in this section, the terms “we”, “our”, “us” and the “Company” refer to the Company, our direct and indirect subsidiaries and Guangzhou Tanke, our principal operating business.

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

Basis of Presentation

Our consolidated financial statements have been stated in US dollars and prepared in accordance with generally accepted accounting principles in the United States of America. All significant intercompany balances have been eliminated.

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

In three months ended March 31, 2011, revenue from functional regulation additives increased by $288,090, or 68% from the level in the same period of 2010 due primarily to increases in sales to existing customers. Like the increase in organic trace mineral additive revenue, our revenue from functional regulation additives increased mainly due to our lower pricing strategy in which we price the product less than our competitors. The gross profit margins for the three months ended March 31, 2011 and 2010 are 40% and 42%, respectively.

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

	Three Months ended
	March 31,		Increase / (Decrease)
	2011	2010	$ Change	% Change

Aggregate segment gross profit	$2,426,404	$1,358,939	$1,067,465	78.6%
Selling expenses	585,250	433,314	151,936	35.1%
Administrative expenses	2,544,387	108,429	2,435,958	2246.6%
Depreciation and amortization	11,719	11,468	251	2.2%
Income from operations	(714,952)	805,728	(1,520,680)	-188.7%
Foreign exchange gains/(losses), net	(79,046)	778	(79,824)	-10260.2%
Interest income	1,390	1,678	(288)	-17.2%
Amortization of discount on notes	(759,234)	-	(759,234)	N/A
Interest expense	(259,454)	(425)	(259,029)	60948.0%
Income before income taxes	(1,811,296)	807,759	(2,619,055)	-324.2%
Income tax expense	213,355	103,135	110,220	106.9%
Net (loss) income	$(2,024,651)	$704,624	(2,729,275)	-387.3%

Non-controlling interest in earnings of subsidiary	-	(178,699)	178,699	-100.0%
Net (loss) income available to shareholders	$(2,024,651)	$525,925	(2,550,576)	-485.0%

Selling and Administrative Expenses

Selling expenses for the three months ended March 31, 2011 amounted to $585,250 compared with $433,314 in 2010, an increase of $151,936 or 35.1%.  The increase in selling expenses was in line with the percentage increase of sales, which was mainly attributed to an increase in travel and meeting expenses for sales department staff to develop new customers and expand the market. The number of salespeople in 2011 was the same as 2010. Selling expenses primarily include travel expense, salaries, and transportation expense, which covers approximately 35%, 27%, and 9% of the total selling expenses, respectively.

Administrative expenses for the three months ended March 31, 2011 amounted to $2,544,387 compared with $108,429 for the same period of 2010, an increase of $2,435,958 and 2,246.6%.  The increase in administrative expenses is primarily due to the issuance of 1,840,000 shares of common stock for consulting services provided, which resulted in additional expenses of $2,116,000, as well as increased expenses associated with our public filings.

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

Our interest expense increased in 2011 due to the amortization of $218,280 of offering costs capitalized as a result of the private placement transaction entered into on February 9, 2011, as well as interest expense on the convertible notes payable issued in 2011.

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

Liquidity and Capital Resources

As of March 31, 2011, and 2010 we had cash balances of $5,952,094 and $1,534,265, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Three Months ended
	March 31,	March 31,
	2011	2010
Net cash provided by (used in) operating activities	$1,034,949	$(124,969)
Net cash provided by (used in) investing activities	(841,857)	90,627
Net cash provided by (used in) financing activities	3,496,236	(249,736)
Effects of exchange rate change on cash	40,741	468
Net increase (decrease) in cash	$3,730,069	$(283,610)

Operating Activities

Net cash provided by operating activities was $1,034,949 for the three months ended March 31, 2011 compared to cash used of $124,689 for the three months ended March 31, 2010. Although we had a net loss of $2,024,651, this was mostly driven by non-cash expenses of $2,116,000 for common stock issued for services, as well as $759,234 for the amortization of discounts recorded on convertible notes payable issued during the quarter ended March 31, 2011.  Excluding the impact of these non-cash expenses, our net income related to cash activities increased as compared to the same period in 2010, which is the main driver in improving the cash flows from operations.

Investing Activities

Net cash used in investing activities was $841,857 for the three months ended March 31, 2011 compared to cash provided in 2010 of $96,627, a change of $932,484. The increase in cash used in investing activities in 2011 was mainly due to the purchase of plant and equipment of $211,130, along with the additional restricted cash amounts of $706,802, resulting from a portion of the proceeds placed in escrow from our private placement transaction on March 31, 2011.  The investment spending was offset by $76,075 in cash provided from the VIE agreement with China Flying.

Financing Activities

Net cash provided by financing activities was $3,496,236 for the three months ended March 31, 2011 compared to cash used in 2010 of $249,736, a change of $3,745,972.  Although we had net proceeds of $6,522,563 from the issuance of convertible note, and the increase of bank borrowing of $696,551, there was a schedule payment from the shareholder of $277,112, the cash investment from China Flying to Kanghui of $3,999,990 was quarantined by the State Administration of Foreign Exchange as of March 31, 2011, and the fund was received by Kanghui as at April 12, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

 Item 4.  Reserved.

None.

Item 5.  Other Information.

      None.

Item 6.  Exhibits.

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tanke Biosciences Corporation

October 20, 2011	By:	/s/ Giuxiong Qiu
Guixiong Qiu Chief Executive Officer (Principal Executive Officer)

October 20, 2011	By:	/s/ Gilbert Kwong-Yiu Lee
Gilbert Kwong-Yiu Lee Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer