Form 10-Q/A
period 2011-06-30
Tanke Biosciences Corp
filed 2011-10-21
CIK 1452011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

TANKE BIOSCIENCES CORPORATION

EXPLANATORY NOTE

Tanke Biosciences Corporation (the “Company”) is filing this Quarterly Report on Form 10-Q/A (Amendment No. 1) (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Original Quarterly Report”) filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2011, to restate the Company’s financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein.

In the Original Quarterly Report, we reported current and historical financial information for China Flying Development Limited, a Hong Kong corporation (“China Flying”), with China Flying as the acquirer of our principal operating business, Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”), a company organized under the laws of the People’s Republic of China, as a result of the Company’s share exchange transaction completed on February 9, 2011.

Management has determined to restate our financial statements for the period ended June 30, 2011, in order to provide a presentation that is more meaningful to investors.  Specifically, management has determined that Guangzhou Tanke should be considered the predecessor of the Company for accounting purposes.  As a result of this change, we are presenting comparative financial information for Guangzhou Tanke, our sole operating entity.

Our basis for changing the presentation is recognition that while there was a change in control when Guangzhou Kanghui Agricultural Technology Co., Ltd., a wholly foreign enterprise under the laws of the People’s Republic of China (“Kanghui Agricultural”), entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Guangzhou Tanke, there was also a call option agreement (the "Call Option Agreement) between the Guangzhou Tanke shareholders, Golden Genesis Limited, a British Virgin Islands company ("Golden Genesis"), and Ms. Wong Kwai Ho, the sole shareholder of Golden Genesis. The Call Option Agreement granted the Guangzhou Tanke shareholders the ability to acquire control over the Company, which has control of China Flying and Kanghui Agricultural, following the exercise of certain stock options. Therefore, by viewing the VIE Agreements and the Call Option Agreement as a single arrangement, Guangzhou Tanke obtained control and is the accounting acquirer in accordance with FASB ASC 805-10.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	Restated
	Restated
ASSETS
Current Assets
Cash and cash equivalents	$10,519,392	$2,222,025
Restricted cash	706,802	-
Accounts receivable, net	1,706,005	1,767,968
Inventory	1,211,279	1,354,282
Notes receivable-related parties, current portion	1,856,626	2,033,622
Other receivables	864,274	112,569
Other current assets	1,738,137	164,846
Deferred tax asset	2,298	17,887
Total current assets	18,604,813	7,673,199
Notes receivable-related parties, long term portion	-	974,532
Property, plant and equipment, net	4,340,336	1,554,589
Construction in progress	111,402	2,777,417
Intangible asset, net	293,862	286,892
TOTAL ASSETS	$23,350,413	$13,266,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$615,717	$604,913
Other payable and accrued liabilities	219,068	192,298
Income tax payable	1,017,429	699,637
Current portion of long-term borrowing	927,128	905,975
Due to related party	81,336	-
Advance from customers	-	3,176
Total current liabilities	2,860,678	2,405,999
Convertible notes payable	4,162,410	-
Advance from governement grant	11,049	73,497
Long term borrowing	927,128	452,987
TOTAL LIABILITIES	7,961,265	2,932,483

STOCKHOLDERS' EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized; 13,324,083 and 10,758,000 shares issued and outstanding, as of June 30, 2011 and
December 31, 2010, respectively	13,324	10,758
Additional paid-in capital	12,220,181	1,417,098
Retained earnings	2,420,095	6,205,483
Accumulated other comprehensive income	735,548	530,070
Total stockholders' equity	15,389,148	8,163,409
Non-controlling interest in subsidiary	-	2,170,737
TOTAL EQUITY	15,389,148	10,334,146
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,350,413	$13,266,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Restated	Restated	Restated	Restated

Net revenue	$4,989,843	$4,272,428	$10,931,313	$7,606,107
Costs of goods sold	(3,217,801)	(2,747,884)	(6,732,867)	(4,748,119)
Gross profit	1,772,042	1,524,544	4,198,446	2,857,988

Operating expenses:
Selling expenses	(618,806)	(446,755)	(1,204,056)	(879,689)
General and administrative expenses	(780,518)	(148,678)	(3,324,905)	(261,430)
Depreciation and amortization	(51,460)	(12,157)	(63,179)	(24,416)
Other operating expenses	(91,689)	-	(91,689)	-
Income (loss) from operations	229,569	916,954	(485,383)	1,692,453
Other income (expense):
Interest income	2,220	699	3,610	2,565
Interest expense	(423,495)	(26,470)	(682,949)	(26,041)
Amortization of discount on notes	(1,381,806)	-	(2,141,040)	-
Foreign exchange gains (loss), net	26,646	(29,401)	(52,400)	(282)
(Loss) income before tax	(1,546,866)	861,782	(3,358,162)	1,668,695
Income tax	(106,953)	(114,688)	(320,308)	(216,567)
Net (loss) income	(1,653,819)	747,094	(3,678,470)	1,452,128
Non-controlling interest in earning of subsidiaries	-	(178,830)	-	(357,588)
Net (loss) income available to shareholders	(1,653,819)	568,264	(3,678,470)	1,094,540
Other comprehensive income,net of tax:
Effects of foreign currency conversion	649,101	677,320	240,768	(29,037)
Translation attributable to non-controlling interest	-	(35,542)	-	(35,542)
Comprehensive (loss) income	$(1,004,718)	$1,210,042	$(3,437,702)	$1,029,961
Net (loss) income available to common shareholders
per share:
Basic (loss) earnings per share	$(0.12)	$0.07	$(0.29)	$0.13
Diluted (loss) earnings per share	$(0.12)	$0.07	$(0.29)	$0.13
Weighted average shares outstanding:
Basic	13,324,083	10,758,000	12,756,993	10,758,000
Diluted	13,324,083	10,758,000	12,756,993	10,758,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		Other	Non-
			Paid-in	Retained	Comprehensive	Controlling
	Common Stock		Capital	Earnings	Income	Interest	Total
	Shares	Amount

Balances at December 31, 2010, restated in
terms of the Share Exchange Agreement	10,758,000	$10,758	$1,417,098	$6,205,483	$530,070	$2,170,737	$10,334,146
Effect of VIE Agreement with China Flying			2,133,917		(35,290)	(2,170,737)	(72,110)
Effect of Share Exchange Agreement	399,180	399	54,200				54,599
Effect of Private Placement			6,125,195				6,125,195
Shares issued for consulting services	2,166,903	2,167	2,489,771				2,491,938
Net loss				(3,678,470)			(3,678,470)
Dividend distribution				(106,918)			(106,918)
Other comprehensive income effects of
foreign currency conversion					240,768		240,768
Balances at June 30, 2011 (Unaudited)	13,324,083	$13,324	$12,220,181	$2,420,095	$735,548	$-	$15,389,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net (loss) income	$(3,678,470)	$1,452,128
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	3,341	-
Depreciation and amortization	63,179	57,324
Common stock issued for services	2,491,938	-
Amortization of discount on convertible notes payable	2,141,040	-
Amortization of offering asset	615,549	-
Changes in operating assets and liabilities:
Accounts receivable	98,710	(180,648)
Inventory	172,608	(74,550)
Prepaid and deferred expenses	(565,838)	198,707
Government grant	(63,425)	(78,815)
Accounts payable	(3,282)	243,095
Accrued expenses and other payables	22,023	347,087
Income tax payable	297,978	(250,918)
Deferred tax assets	15,822	(17,838)
Advance from customer	(3,213)	4,579
Net cash used in operating activities	1,607,960	1,700,151

Cash Flows from Investing Activities
Increase in other receivables	(740,433)	-
Purchase of property, plant and equipment	(100,179)	(42,103)
Change in restricted cash	(698,646)	146,853
Increase in construction in progress	-	(158,514)
Increase in cash due to VIE agreement with China Flying	76,075	-
Net cash used in investing activities	(1,463,183)	(53,764)

Cash Flows from Financing Activities
Due from (to) a related party	1,288,062	(557,536)
Net proceeds from issuance of convertible notes	6,522,563	-
Increase (decrease) in bank borrowing	458,215	(440,558)
Net cash provided by (used in) financing activities	8,268,840	(998,094)

Effects of foreign currency conversion on cash	(116,250)	11,767
Net increase in cash and cash equivalents	8,297,367	660,060

Cash at beginning of period	2,222,025	1,817,875
Cash at end of period	$10,519,392	$2,477,935

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest paid on bank loan	$67,405	$26,041
Income taxes	$31,562	$95,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The acquisition of China Flying was contingent upon the completion of our planned private placement in which we sold 6,669,627 units (the “Units”), with net proceeds of $6,522,563.  Each Unit consisted of a $1.15 principal amount convertible note and a three year warrant to purchase one share of Greyhound common stock. On February 9, 2011, the Company entered into a Securities Purchase Agreement with individual investors relating to the private placement and completed the private placement transaction (see Note 9 below). The proceeds from such sale have been transferred to Guangzhou Tanke and will be used to finance the operations and growth of Guangzhou Tanke.

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

Restatement

Management has determined to restate its financial statements for the period ended June 30, 2011, in order to provide a presentation that is more meaningful to investors. Specifically, management has determined that Guangzhou Tanke should be considered the predecessor of the Company for accounting purposes.  As a result of this change, we are presenting comparative financial information for Guangzhou Tanke, our sole operating entity.

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

The impact of this restatement on the June 30, 2011 balances is as follows.

	June 30	June 30	June 30
	2011	2011	2011
	As Restated	Original	Change

Balance Sheet:
Stockholders' Equity
Additional paid in capital	12,220,193	16,293,036	(4,072,843)
Retained earnings	2,420,083	(1,652,760)	4,072,843

Statement of Operations:
Six Months Ended June 30, 2011
Gain on bargain purchase of Tanke Bio-Tech	-	248,073	(248,073)
Net loss	(3,678,470)	(3,430,397)	(248,073)
Net loss per share
Basic	(0.29)	(0.27)	(0.02)
Diluted	(0.29)	(0.27)	(0.02)

Statement of Cash Flows
Net cash provided by operating activities
Net loss	(3,678,470)	(3,430,397)	(248,073)
Gain on bargain purchase of Tanke Bio-Tech	-	248,073	(248,073)
Accounts receivable	98,710	70,537	28,173
Inventories	172,608	143,178	29,430
Other receivables		(44,836)	44,836
Other current assets	(564,838)	(1,096,667)	531,829
Accounts payable	(3,281)	69,443	(72,724)
Other payable and accrued liabilities	22,023	26,742	(4,719)
Income tax payable	297,978	317,675	(19,697)
Deferred tax assets	15,822	15,591	231
Government grant	(63,425)	(62,455)	(970)
Advance from Customer	(3,213)	(3,176)	(37)
Net cash provided by investing activities
Increase in other receivables	(740,433)	-	(740,433)
Purchase of plant and equipment	(100,179)	(119,132)	18,953
Change in restricted cash	(698,646)	(706,754)	8,108
Change in cash due to VIE agreement with China Flying	76,075	-	76,075
Construction in progress	-	2,145,950	(2,145,950)
Net cash provided by financing activities
Due from (to) a related party	1,288,062	1,233,191	54,871
Proceeds from issue of convertible notes	6,522,563	5,825,360	697,203
Increase/ (decrease) in bank borrowing	458,215	495,074	(36,859)
Effects of foreign currency conversion on cash	(116,250)	(873)	(115,377)

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Preparation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011.

(b)  Basis of consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries (the “Group'').  All significant inter-company balances and transactions within the Group have been eliminated.

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

As of June 30, 2011 and December 31, 2010, the Company’s allowance for doubtful accounts amounted to $143,097 and $146,438, respectively.

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

(j) Property and Equipment

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

(k) Intangible Asset

The intangible asset is a land use right, and it is recorded at cost less accumulated amortization. Amortization is provided over the term of the land use right agreements on a straight-line basis.

(l) Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

(m)  Statutory and Discretionary Reserves

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

(q) Value Added Tax

Value added tax is recorded into operations on a gross basis, where the value added tax is included as part of the Company’s revenue and there is a corresponding expense for the amount due to the tax authorities. There is no value added tax included in the Company’s accounts receivable, but rather the net due to the tax authorities is included in the Company’s accounts payable.

 (r)  Income Taxes

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

(s) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from net income or loss, investments by owners and distributions to owners. The Company’s only component of other comprehensive income is the foreign currency translation adjustment.

(t)  Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(u)  Foreign Currency Translation

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

(v)  Financial Instruments

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

(w)  Recent Accounting Updates

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

3.  INVENTORIES

Inventories consisted of the following:

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Work in progress	$153,196	$472,060
Finished goods	306,891	182,631
Packing materials	37,461	46,379
Raw material	713,731	653,212
	$1,211,279	$1,354,282

4.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Account receivables	$1,852,443	$1,911,065
Less: Bad debt allowance	(146,438)	(143,097)
	$1,706,005	$1,767,968

5.  OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Prepayment to suppliers	$674,659	$115,079
Deferred expenses	55,024	49,767
Offering costs, net	1,008,454	-
	$1,738,137	$164,846

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

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following.

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Leasehold land and buildings	$4,105,970	$1,507,916
Plant and equipment	630,644	613,287
Motor vehicles	62,649	52,908
Office equipment	343,451	83,599
	5,142,714	2,257,710

Less: accumulated depreciation and amortization	802,378	703,121
	$4,340,336	$1,554,589

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

7.  INTANGIBLE ASSET, NET

The intangible asset is a land use right and consisted of the following.

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
Intangible Assets	$293,862	$286,892

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

8.  OTHER PAYABLE AND ACCRUED LIABILITIES

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Other payables	$46,893	$911
Staff welfare payable	67,540	96,417
Value added tax payable	83,442	50,230
Other tax payable	21,193	44,740
	$219,068	$192,298

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

In connection with the issuance of the Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors which sets forth the rights of the investors to have the shares of common stock underlying the Notes and Warrants registered with the SEC for public resale.  Pursuant to the Registration Rights Agreement, we agreed to file, no later than April 11, 2011, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than September 18, 2011.   If the registration statement was not filed by April 11, 2011 (the “Filing Failure”), is not effective by September 18, 2011 (the “Effectiveness Failure”) or if, after the effective date, sales of securities  included in the registration statement cannot be made (including, without limitation, because of a failure to keep the registration statement effective, to disclose such information as is necessary for sales to be made pursuant to the registration statement, to register a sufficient number of shares of Common Stock or to maintain the listing of the Common Stock) (a “Maintenance Failure”)  then, as liquidated damages (and in complete satisfaction and to the exclusion of any claims or remedies inuring to any holder of the securities) the Company is required to pay an amount in cash equal to 1% of the aggregate purchase price paid by the Investors on each of the following dates: (i) 20 days following the date of a Filing Failure; (ii) 30 days following the initial day of a Maintenance Failure; (iii) on every thirtieth day thereafter (pro-rated for periods totaling less than thirty days) until such failure is cured; (iv) on every thirtieth day after the day of an Effectiveness Failure and thereafter (pro rated for periods totaling less than thirty days) until such Effectiveness Failure is cured; (v) on every thirtieth day after the initial day of a Maintenance Failure and thereafter (pro rated for periods totaling less than thirty days) until such Maintenance Failure is cured. The payments to be made by the Company are limited to a maximum of 6% of the aggregate amount paid by the Investors ($460,204.29).  As of June 30, 2011, the Company did not expect to incur any registration delay payments and has not accrued any such payments.  The Company will continue to assess the likelihood of payments under this arrangement, and if necessary will recognize these estimates into earnings in the period in which they become likely in accordance with ASC 825-20, Registration Payment Arrangements.

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

In accordance with ASC 470-20-25, the proceeds of the unit offering were allocated to the Notes and warrants based on their relative fair values on a weighted average basis, with the resulting allocated value of the warrants of $2,824,350 being classified to additional paid in capital. Such discount to the Notes is being amortized over their expected life.

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

As of June 30, 2011 and December 31, 2010, the income tax payable for the Company amounted to $1,017,429 and $699,637, respectively.

Significant components of the Company’s deferred tax asset are as follows.

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Deferred tax asset
Allowance for doubtful accounts	$2,298	$17,887

The Company is not subject to United States income tax. Furthermore, the Company is audited every year by an agency of the Chinese tax authority. Consequently, there are no uncertain tax positions requiring accrual or disclosure or timing differences in accordance with ASC 740-10, Income Taxes.

11.  LONG-TERM BORROWINGS

The details of the Company’s long-term borrowings are as follows:

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)

Bank loans (uncollateralized)	$1,854,256	$1,358,962
Less: Current portion	(927,128)	(905,975)
	$927,128	$452,987

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Segment revenues
Organic Trace Mineral Additives	$3,939,129	$3,227,638	$8,801,243	$5,929,740
Functional Regulation Additives	948,663	781,688	1,658,775	1,196,671
Herbal Medicinal Additives	83,016	127,916	84,268	211,618
Other	19,035	135,186	387,027	268,078
	$4,989,843	$4,272,428	$10,931,313	$7,606,107

Segment costs of sales
Organic Trace Mineral Additives	$2,520,275	$2,057,493	$5,399,720	$3,657,626
Functional Regulation Additives	601,392	450,141	1,025,072	694,665
Herbal Medicinal Additives	74,878	119,763	75,674	149,628
Other	21,256	120,487	232,401	246,200
	$3,217,801	$2,747,884	$6,732,867	$4,748,119

Segment gross profit
Organic Trace Mineral Additives	$1,418,854	$1,170,145	$3,401,523	$2,272,114
Functional Regulation Additives	347,271	331,547	633,703	502,006
Herbal Medicinal Additives	8,138	8,153	8,594	61,990
Other	(2,221)	14,699	154,626	21,878
	$1,772,042	$1,524,544	$4,198,446	$2,857,988

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

Basis of Presentation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011and June 30, 2010

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

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
Segment revenues
Organic Trace Mineral Additives	$3,939,129	$3,227,638	$711,491	22%
Functional Regulation Additives	948,663	781,688	166,975	21%
Herbal Medicinal Additives	83,016	127,916	(44,900)	-35%
Other	19,035	135,186	(116,151)	-86%
	$4,989,843	$4,272,428	717,415	17%
Segment costs of sales
Organic Trace Mineral Additives	$2,520,275	$2,057,493	$462,782	22%
Functional Regulation Additives	601,392	450,141	151,251	34%
Herbal Medicinal Additives	74,878	119,763	(44,885)	-37%
Other	21,256	120,487	(99,231)	-82%
	$3,217,801	$2,747,884	469,917	17%
Segment gross profit
Organic Trace Mineral Additives	$1,418,854	$1,170,145	$248,709	21%
Functional Regulation Additives	347,271	331,547	15,724	5%
Herbal Medicinal Additives	8,138	8,153	(15)	0%
Other	(2,221)	14,699	(16,920)	-115%
	$1,772,042	$1,524,544	247,498	16%

Organic Trace Mineral Additives

Organic trace mineral additives constitute the largest and fastest growing area of our business. We are one of China’s largest domestic providers of organic trace mineral additives, specializing in the development and production of chelated organic trace mineral additives. Our current trace mineral manufacturing facility is the one of the largest chelating facilities in China and has the capacity to produce approximately 250 metric tons of organic trace minerals per week.

Revenue from organic trace mineral additives in the second quarter of 2011 increased by $711,491, or 22%, as compared to 2010 due to volume variance.  In 2011, this revenue accounted for approximately 79% of our revenues for the three months ended June 30, 2011 as compared to 76% for the three months ended June 30, 2010.  Our gross profit percentage for the organic trace mineral additive sales remained consistent and amounted to approximately 36% for the quarter ended June 30, 2011 and 2010.

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

Revenue from functional regulation additives for the quarter ended June 30, 2011 increased by $166,975, or 21%, as compared to the second quarter of 2010.  The increase in sales is primarily due to increased volume sales to existing customers due to adopting a lower pricing strategy.  Accordingly, the gross profit percentage for the quarter ended June 30, 2011 decreased to 37%, as compared to 42% in the second quarter of 2010.

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

Revenue from herbal medicinal additives for the quarter ended June 30, 2011 decreased by $44,900, or 35%, as compared to the quarter ended June 30, 2010.  The decrease is primarily due to unstable market demand for the products.

Other

Other revenue mainly consists of buying and then reselling raw materials. Revenue from raw material sales accounted for less than 1% of our revenue for the three months ended June 30, 2011 and decreased by $116,151, or 86%, as compared to 2010.  This revenue is very price sensitive, and since our costs increased in the second quarter to the point that selling raw materials actually lost money, we curtailed this activity. Going forward, we do not expect this to be a significant source of revenue.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the three months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30,		Increase /
	2011	2010	(Decrease)

Gross profit	$1,772,042	$1,524,544	$247,498

Operating expenses:
Selling expenses	(618,806)	(446,755)	172,051
General and administrative expenses	(780,518)	(148,678)	631,840
Depreciation and amortization	(51,460)	(12,157)	39,303
Other operating expenses	(91,689)	-	91,689
Income (loss) from operations	229,569	916,954	(687,385)
Other income (expense):
Interest income	2,220	699	1,521
Interest expense	(423,495)	(26,470)	397,025
Amortization of discount on notes	(1,381,806)	-	1,381,806
Foreign exchange gains (loss), net	26,646	(29,401)	(56,047)
(Loss) income before tax	(1,546,866)	861,782	(2,408,648)
Income tax	(106,953)	(114,688)	(7,735)
Net (loss) income	(1,653,819)	747,094	(2,400,913)

Selling, General and Administrative Expenses

Selling expenses for the three months ended June 30, 2011increased by $172,051 as compared to 2010.  The amount represents primarily travel and meeting expenses for sales department staff to develop new customers and expand the market.  The amount increased in 2011 due to the increase in the number of salespeople, along with an increase in travel and meeting expenses for the sales department staff to develop new customers and expand the market.

General and administrative expenses for three months ended June 30, 2011 increased by $631,840 as compared to 2010.  The increase was due largely to the issuance of common stock for services in the second quarter of 2011 which resulted in additional charges of $375,938.  There were no such charges in 2010.  Additionally, we had higher accounting and legal expenses associated with our public filings in 2011, which did not occur in 2010.

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

Other Income/Expenses

Interest expense for the three months ended June 30, 2011 increased by $397,025 as compared to 2010.  The primary reason for this increase was related to the amortization of our capitalized offering costs recorded in February 2011 related to the issuance of our convertible notes payable, which amounted to $397,269 for second quarter of 2011. These amounts are recorded as a component of interest expense.  These expenses did not occur in 2010, as we had no capitalized offering costs at that point.

The expense associated with the amortization of discounts on our convertible notes payable for the three months ended June 30, 2011 amounted to $1,381,806 as compared to $0 in 2010.  As discussed above with the amortization of the capitalized offering costs, the convertible notes payable were issued in February 2011.  The notes were not outstanding in 2010, and therefore there was no amortization expense recorded in the prior year.

Income Tax Expense

Out income tax expense decreased by $7,735 for the three month ended June 30, 2011 as compared to 2010.  The decrease was attributable to a decrease in taxable income during the quarter.  We pay different income tax rates depending on which company records the activity. For example, Guangzhou Tanke is taxed at 25%, while Tanke Bio-Tech is taxed at 12.5%. In the second quarter of 2011, proportionally more income was generated by Tanke Bio-Tech, so the effective tax rate was lower than prior periods.  .

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

Six Months ended June 30, 2011 Compared to the Six Months ended June 30, 2010

The following is a comparison of our revenue, costs of sales and gross profit by segment for the six months ended June 30, 2011 and 2010.

Revenue and Costs of Sales

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$8,801,243	$5,929,740	$2,871,503	48%
Functional Regulation Additives	1,658,775	1,196,671	462,104	39%
Herbal Medicinal Additives	84,268	211,618	(127,350)	-60%
Other	387,027	268,078	118,949	44%
	$10,931,313	$7,606,107	3,325,206	44%

Segment costs of sales
Organic Trace Mineral Additives	$5,399,720	$3,657,626	$1,742,094	48%
Functional Regulation Additives	1,025,072	694,665	330,407	48%
Herbal Medicinal Additives	75,674	149,628	(73,954)	-49%
Other	232,401	246,200	(13,799)	-6%
	$6,732,867	$4,748,119	1,984,748	42%

Segment gross profit
Organic Trace Mineral Additives	$3,401,523	$2,272,114	$1,129,409	50%
Functional Regulation Additives	633,703	502,006	131,697	26%
Herbal Medicinal Additives	8,594	61,990	(53,396)	-86%
Other	154,626	21,878	132,748	607%
	$4,198,446	$2,857,988	1,340,458	47%

Our revenues, cost of goods sold, and gross profit consists of the four segments discussed above in the discussion and analysis relating to the three months ended June 30, 2011.

Revenue from organic trace mineral additives for the six months ended June 30, 2011 increased by $2,871,503, or 48%, as compared to 2010 due to volume variance.  In 2011, this revenue accounted for approximately 81% of our revenues for the six months ended June 30, 2011 as compared to 78% for the six months ended June 30, 2010.  Our gross profit margin for the organic trace mineral additive sales amounted to approximately 39% for the six months ended June 30, 2011 and 38% for the same period in 2010.

Revenue from functional regulation additives for the six months ended June 30, 2011 increased by $462,104, or 39%, as compared to the same period in 2010.  The increase in sales is primarily due to increased volume sales to existing customers due to adopting a lower pricing strategy.  Accordingly, the gross profit percentage for the quarter ended June 30, 2011 decreased to 38%, as compared to 42% in the second quarter of 2010.

Revenue from herbal medicinal additives for the six months ended June 30, 2011 decreased by $127,350, or 60%, as compared to the same period in 2010.  The decrease is primarily due to unstable market demand for the products.

Other revenue increased by $118,949, or 44%, during the six months ended June 30, 2011 as compared to the same period in 2010.  Other revenue mainly consists of buying and then reselling raw materials.  We had higher sales of raw materials in the first quarter of 2011, which is driving the increase for the six months ended June 30, 2011.  This revenue is very price sensitive, and since our costs increased in the second quarter to the point that selling raw materials actually lost money, we have curtailed this activity. Going forward, we do not expect this to be a significant source of revenue.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,
			Increase /
	2011	2010	(Decrease)

Gross profit	$4,198,446	$2,857,988	$1,340,458
Operating expenses:
Selling expenses	(1,204,056)	(879,689)	324,367
General and administrative expenses	(3,324,905)	(261,430)	3,063,475
Depreciation and amortization	(63,179)	(24,416)	38,763
Other operating expenses	(91,689)	-	91,689
(Loss) income from operations	(485,383)	1,692,453	(2,177,836)
Other income (expense):
Interest income	3,610	2,565	1,045
Interest expense	(682,949)	(26,041)	656,908
Amortization of discount on notes	(2,141,040)	-	2,141,040
Foreign exchange loss, net	(52,400)	(282)	52,118
(Loss) income before tax	(3,358,162)	1,668,695	(5,026,857)
Income tax	(320,308)	(216,567)	103,741
Net (loss) income	(3,678,470)	1,452,128	(5,130,598)

Selling expenses for the six months ended June 30, 2011increased by $324,367 as compared to 2010.  The amount represents primarily travel and meeting expenses for sales department staff to develop new customers and expand the market.  The amount increased in 2011 due to the increase in our volume of sales, along with an increase in travel and meeting expenses for the sales department staff to develop new customers and expand the market.

General and administrative expenses for the six months ended June 30, 2011 increased by $3,063,475 as compared to the same period in 2010.  The increase was largely due to $2,491,938 of expenses associated with the issuance of shares of common stock to service providers in 2011.  Additionally, we had higher accounting and legal expenses associated with our public filings in 2011, which did not occur in 2010.

Other Income/Expenses

Interest expense for the six months ended June 30, 2011 amounted to $682,949, which consisted primarily of $615,549 for the amortization of capitalized offering costs relating to the convertible notes payable issued in February 2011.  Accordingly, we also recorded amortization associated with the discounts on our convertible notes payable of $2,141,040 for the six months ended June 30, 2011.  These expenses did not occur in 2010.

Liquidity and Capital Resources

As of June 30, 2011, and 2010 we had cash and balances of $10,519,392 and $2,477,935, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Six Months Ended
	June 30,	June 30,
	2011	2010	Change
Net cash provided by operating activities	$1,607,960	$1,700,151	$(92,191)
Net cash provided by (used in) investing activities	(1,463,183)	(53,764)	(1,409,419)
Net cash provided by (used in) financing activities	8,268,840	(998,094)	9,266,934
Effects of exchange rate change on cash	(116,250)	11,767	(128,017)
Net increase in cash	$8,297,367	$660,060	7,637,307

Operating Activities

Net cash provided by operating activities was $1,607,960 for the six months ended June 30, 2011 compared to cash provided of $1,700,151 for the six months ended June 30, 2010.  Although we had a net loss of $3,678,470 during the six months ended June 30, 2011, a significant amount of our expenses were non-cash related such as $2,491,938 in expenses associated with the issuance of common stock for services, $2,141,040 for the amortization of the discounts recorded on our convertible notes payable, as well as $615,549 of offering cost amortization.  As a result, we had net cash provided by our operations in 2011 of $1,607,960, which was consistent with the cash provided in 2010.

Investing Activities

Net cash used in investing activities was $1,463,183 for the six months ended June 30, 2011, which was the result of an increase in other receivables of $740,433, spending for the acquisition of property and equipment of $100,179, change in restricted cash of $698,646, offset by cash of $76,075 acquired as a result of the VIE agreement with China Flying in the first quarter of 2011.  During 2010, our net cash used in investing activities was $53,764 due to spending for the acquisition of property and equipment of $42,103 and spending for construction in progress of $158,514, offset by a decrease in restricted cash of $146,853.

Financing Activities

Net cash provided by financing activities was $8,268,840 for the six months ended June 30, 2011.  The proceeds from financing activities were the result of net proceeds from the issuance of convertible notes of $6,522,563, an increase in borrowings from related parties of $1,288,062, and an increase in bank borrowings of $458,215.  During 2010, our cash used in financing activities was $998,094 resulting from payments on related party borrowings of $557,536, as well as payments made on bank borrowings of $440,558.

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