Form 10-Q/A
period 2011-06-30
Tanke Biosciences Corp
filed 2011-11-03
CIK 1452011

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

EXPLANATORY NOTE

This Amendment No. 2 to Tanke Biosciences Corporation (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 22, 2011 and amended and restated on October 21, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 2 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language:  (i) the Company’s condensed consolidated balance sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, (iii) the Company’s unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, (iv) the Company’s condensed consolidated statements of stockholders’ equity for the six months ended June 20, 2011, and (v) the notes to the Company’s condensed consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This Amendment No. 2 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.  Exhibits.

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.*

32.1	Section 1350 Certification of the Chief Executive Officer.*

32.2	Section 1350 Certification of the Chief Financial Officer.*

101 INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*           Previously filed.

**           Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tanke Biosciences Corporation

November 3, 2011	By:	/s/ Guixiong Qiu
Guixiong Qiu Chief Executive Officer (Principal Executive Officer)

November 3, 2011	By:	/s/ Gilbert Kwong-Yiu Lee
Gilbert Kwong-Yiu Lee Chief Financial Officer (Principal Accounting Officer)