Form 10-Q
period 2011-09-30
Tanke Biosciences Corp
filed 2011-11-21
CIK 1452011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

13,324,093 shares of Common Stock, par value $0.001, were outstanding at November 10, 2011.

TANKE BIOSCIENCES CORPORATION

Index

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to (i) Tanke Biosciences Corporation, a Nevada corporation (“Tanke”), (ii) China Flying Development Limited, a Hong Kong corporation (“China Flying”), and (iii) Guangzhou Kanghui Agricultural Technology Co., Ltd., a wholly foreign owned enterprise under the laws of the People’s Republic of China (“Kanghui Agricultural”), and our principal operating business, Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”), which we control via a series of variable interest entity contractual agreements (the “VIE Agreements”), unless otherwise indicated or the context otherwise requires.

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

Index

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

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	Restated
CURRENT ASSETS
Cash and cash equivalents	$10,216,539	$2,222,025
Accounts receivable, net	5,060,072	1,767,968
Inventory	1,075,641	1,354,282
Other receivables	1,509,202	112,569
Note receivable-related parties, current portion	1,223,564	2,033,622
Other current assets	1,419,697	164,846
Restricted cash	706,802	-
Deferred tax assets	23,949	17,887
Total Current Assets	21,235,466	7,673,199

Note receivable - related parties, long-term portion	-	974,532
Property, plant and equipment, net	4,577,903	1,554,589
Construction in process	296,090	2,777,417
Intangible asset, net	301,030	286,892
TOTAL ASSETS	$26,410,489	$13,266,629

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term loans	708,260	905,975
Accounts payable	550,751	604,913
Other payable and accrued liabilities	2,719,396	195,474
Income taxes payable	1,164,379	699,637
Due to related parties	35,513	-
Total Current Liabilities	5,414,386	2,405,999

Long-term loans, less current portion	944,307	452,987
Note payable - related party	13,722	-
Government grant	355,880	73,497
Convertible notes	5,559,400	-
TOTAL LIABILITIES	12,051,648	2,932,483

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized; 13,324,083 and
10,758,000 shares issued and outsanding as of September 30, 2011 (unaudited)	13,324	10,758
and December 31, 2010, respectively
Additional paid-in capital	12,220,181	1,417,098
Accumulated other comprehensive income	1,044,194	530,070
Retained earnings	1,081,142	6,205,483
Non-controlling interest	-	2,170,737
TOTAL STOCKHOLDERS' EQUITY	14,358,841	10,334,146
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,410,489	$13,266,629

                    The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenue	$6,247,833	$5,700,914	$17,179,146	$13,307,021
Costs of goods sold	(4,004,212)	(3,596,569)	(10,737,079)	(8,344,688)
Gross profit	2,243,621	2,104,345	6,442,067	4,962,333

Operating expenses:
Selling expenses	(486,231)	(416,128)	(1,690,287)	(1,295,817)
General and administrative expenses	(545,100)	(220,243)	(3,870,005)	(481,673)
Depreciation and amortization	(3,685)	(220,021)	(66,864)	(244,437)
Other operating expenses	(4,809)	(1,344)	(96,498)	(1,344)
Income (loss) from operations	1,203,796	1,246,609	718,413	2,939,062
Other income (expense):
Interest income	25,563	842	29,173	3,407
Interest expense	(814,415)	(23,755)	(1,497,364)	(49,796)
Amortization of discount on notes	(1,396,990)	-	(3,538,030)	-
Registration rights agreement expense	(260,782)	-	(260,782)	-
Foreign exchange gains (loss), net	(17,846)	966	(70,246)	684
(Loss) income before tax	(1,260,674)	1,224,662	(4,618,836)	2,893,357
Income tax	(185,197)	(192,027)	(505,505)	(408,594)
Net (loss) income	(1,445,871)	1,032,635	(5,124,341)	2,484,763

Non-controlling interest in earning of subsidiaries	-	(272,479)	-	(630,067)
Net (loss) income available to shareholders	(1,445,871)	760,156	(5,124,341)	1,854,696

Other comprehensive income, net of tax:
Effects of foreign currency conversion	308,646	607	549,414	(28,430)
Translation attributable to non-controlling interest	-	(6,238)	-	(41,780)
Comprehensive (loss) income	$(1,137,225)	$754,525	$(4,574,927)	$1,784,486

Net (loss) income available to common shareholders
per share:
Basic (loss) earnings per share	$(0.11)	$0.10	$(0.40)	$0.23
Diluted (loss) earnings per share	$(0.11)	$0.10	$(0.40)	$0.23
Weighted average shares outstanding:
Basic	13,324,083	10,758,000	12,723,196	10,758,000
Diluted	13,324,083	10,758,000	12,941,132	10,758,000

                    The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated	Non-
			Additional		Other	Controlling
	Common Stock		Paid-in	Retained	Comprehensive	Interest in
	Shares	Amount	Capital	Earnings	Income	Subsidiaries	Total

Balances at December 31, 2010, restated in
terms of the Share Exchange Agreeement	10,758,000	$10,758	$1,417,098	$6,205,483	$530,070	$2,170,737	$10,334,146
Effect of Share Exchange Agreement	399,180	399	54,200	-	-	-	54,599
Effect of VIE Agreement with China Flying	-	-	2,133,917	-	(35,290)	(2,170,737)	(72,110)
Effect of Private Placement	-	-	6,125,195	-	-	-	6,125,195
Shares issued for consulting services	2,166,903	2,167	2,489,771	-	-	-	2,491,938
Net loss	-	-	-	(5,124,341)	-	-	(5,124,341)
Other comprehensive income - effect of foreign
currency conversion	-	-	-	-	549,414	-	549,414
Balances at September 30, 2011 (Unaudited)	13,324,083	$13,324	$12,220,181	$1,081,142	$1,044,194	$-	$14,358,841

                    The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net (loss) income	$(5,124,341)	$2,484,763

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,563	66,864
Common stock issued for services	2,491,938	-
Amortization of discount on convertible notes payable	3,538,030	-
Amortization of offering asset	1,017,184	-
Changes in operating assets and liabilities:
Accounts receivable	(3,150,504)	(180,648)
Inventory	329,033	(74,550)
Other current assets	(1,221,991)	198,707
Government grant	273,478	(78,815)
Accounts payable	(78,128)	243,095
Accrued expenses and other payables	2,393,661	347,087
Income tax payable	426,086	(250,918)
Deferred tax assets	(5,194)	(17,838)
Net cash provided by operating activities	1,014,815	2,737,747

Cash Flows from Investing Activities
Increase in other receivables	(1,156,767)	-
Purchase of property, plant and equipment	(476,636)	(42,103)
Change in restricted cash	(698,646)	146,853
Increase in construction in progress	-	(158,514)
Increase in cash due to VIE agreement with China Flying	76,075	-
Net cash used in investing activities	(2,255,974)	(53,764)

Cash Flows from Financing Activities
Due from (to) a related party	1,907,124	(557,536)
Net proceeds from issuance of convertible notes	6,522,563	-
Increase (decrease) in bank borrowing	458,215	(440,558)
Net cash provided by (used in) financing activities	8,887,902	(998,094)

Effects of foreign currency conversion on cash	347,770	11,767
Net increase in cash and cash equivalents	7,994,514	1,697,656

Cash at beginning of period	2,222,025	1,817,875
Cash at end of period	$10,216,539	$3,515,531

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest paid on bank loan	$67,405	$26,041
Income taxes	$31,562	$95,803

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

Also on January 3, 2011, our board of directors unanimously approved a resolution to enter into a Share Exchange Agreement with China Flying, and Golden Genesis Limited ("Golden Genesis"), a British Virgin Islands company and the sole stockholder of China Flying. Under the terms of the Share Exchange, Golden Genesis exchanged 100% of its capital stock in China Flying for 10,758,000 shares of authorized, but previously unissued Greyhound common stock, post-split as described below. Also, at the closing, we issued an aggregate of 1,840,000 shares (post split) of our authorized, but previously unissued common stock to a U.S. advisor.  Following the closing of the agreement on February 9, 2011, China Flying became our wholly owned subsidiary.

Our board of directors further approved unanimously on January 3, 2011, a one share for 8.512 shares reverse split of our issued and outstanding common stock, the effect of which has been restated for all periods presented. The effective date of the split was established by our board on a date prior to the closing of the acquisition of China Flying.

The acquisition of China Flying was contingent upon the completion of our planned private placement in which we sold 6,669,627 units (the “Units”), with net proceeds of $6,522,563.  Each Unit consisted of a $1.15 principal amount 8% Senior Convertible Note and a three year Common Stock Purchase Warrant to purchase one share of the Company’s common stock at an exercise price of $1.40 per share. On February 9, 2011, the Company entered into a Securities Purchase Agreement with individual investors relating to the private placement and completed the private placement transaction (see Note 9 below). The proceeds from such sale will be used to finance the operations and growth of Guangzhou Tanke.

At the time of the Share Exchange Agreement, Greyhound had 3,397,787 shares of common stock issued and outstanding.  Following the reverse split, but prior to the issuance of shares pursuant to the acquisition of China Flying, the outstanding shares will be reduced to approximately 399,316 shares, without giving effect to the rounding up of fractional shares. Split shares issued in connection with the reverse stock split were fully paid and non-assessable. The number of stockholders will remain unchanged as a result of the reverse split. The par value of our common stock remained unchanged.

As management of Guangzhou Tanke obtained control of the Company, the Share Exchange was treated as a reverse merger. Accordingly, for accounting purposes Guangzhou Tanke was the acquirer so historical financial information presented herewith is that of Guangzhou Tanke.

Pursuant to the VIE Agreements, Kanghui Agricultural has the right to advise, consult, manage and operate Guangzhou Tanke for a quarterly fee equal to Guangzhou Tanke’s net income.  Additionally, the Guangzhou Tanke Shareholders pledged their rights, titles and equity interest in Guangzhou Tanke as security for Kanghui Agricultural to collect consulting and services fees provided to Guangzhou Tanke through an Equity Pledge Agreement. Golden Genesis, and Ms. Wong Kwai Ho, the sole share holder of Golden Genesis and Guangzhou Tanke Shareholders also entered into a call option agreement effective upon completion of the Share Exchange. Such call option agreement granted the Guangzhou Tanke shareholders the ability to acquire 100% of the shares of the Company owned by Golden Genesis, following the exercise of certain stock options within 3 years according to a vesting schedule, resulting in the Tanke Shareholders owning a majority of the outstanding shares of our common stock.  Under the vesting Schedule 34% of the shares vest in 2011, 33% of the shares vest in 2012 and 33% of the shares vest in 2013. Each option may be exercised for $0.01 per share. The call option agreement provides that Golden Genesis shall not dispose of its shares of common stock without the Guangzhou Tanke Shareholders’ prior written consent.  Neither Tanke Biosciences nor Kanghui Agricultural own the assets or are responsible for the liabilities of Guangzhou Tanke.

Index

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

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Preparation

The Company’s consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading. Operating results for the nine months ended September 30, 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011. These unaudited financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2010 included in our Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.

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

(d)  Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related parties. The Company places its cash with financial institutions with high-credit ratings and quality. The Company maintains bank accounts in the PRC only. In addition, the Company conducts periodic reviews of the related party financial conditions and payment practices. The Company has not experienced losses related to these concentrations in the past.

Index

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

As of September 30, 2011 and December 31, 2010, the Company did not make any provision for slow-moving or defective inventories.

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

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary.  As of September 30, 2011 and December 31, 2010, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

(o) Cost of Goods Sold

Cost of revenue consists primarily of material cost, labor cost, rent of land allocated to production, overhead associated with the manufacturing process and directly related expenses.

(p) Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses.

Index

(q) Value Added Tax

Value added tax is recorded into operations on a gross basis, where the value added tax is included as part of the Company’s revenue and there is a corresponding expense for the amount due to the tax authorities. There is $1,926,122 and $0 value added tax included in the Company’s accounts receivable at September 30, 2011 (unaudited) and December 31, 2010, respectively.

(r)  Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740, ”Income Tax”.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company is not subject to United States income tax. Furthermore, the Company is audited every year by an agency of the Chinese tax authority. Consequently, there are no uncertain tax positions requiring accrual or disclosure in accordance with ASC 740-10, Income Taxes.

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

Index

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

In September 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance.

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

Index

3.  INVENTORIES

Inventories as of September 30, 2011 and December 31, 2010 consisted, of the following.

	September 30,	December 31,
	2011	2010

Raw materials	$611,585	$653,212
Finished goods	246,097	182,631
Work in pogress	190,038	472,060
Packaging material	27,921	46,379
	$1,075,641	$1,354,282

4.  ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2011 and December 31, 2010 consisted of the following.

	September 30,	December 31,
	2011	2010

Accounts receivable	$5,209,230	$1,911,065
Less: Allowance for doubtful accounts	(149,158)	(143,097)
	$5,060,072	$1,767,968

5.  OTHER CURRENT ASSETS

Other current assets as of September 30, 2011 and December 31, 2010 consisted of the following.

	September 30,	December 31,
	2011	2010

Prepayment to suppliers	$780,118	$115,078
Deferred expenses	32,760	49,768
Offering costs, net	606,819	-
	$1,419,697	$164,846

In connection with the private placement, the Company incurred $1,624,002 of offering costs. These costs have been reflected as other current assets and are being amortized using the interest method over the expected life of the related convertible notes payable. Amortization of these costs is recorded as interest expense. As of September 30, 2011, the remaining book value of these offering costs amounted to $606,819.

Index

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30, 2011 and December  31, 2010 consisted of the following.

	September 30,	December 31,
	2011	2010

Buildings	$4,322,107	$1,507,916
Plant and equipment	679,767	613,287
Motor vehicles	55,149	52,908
Office equipment	382,314	83,599
	5,439,337	2,257,710

Accumulated depreciation	861,434	703,121
	$4,577,903	$1,554,589

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

7.  INTANGIBLE ASSET, NET

The intangible asset as of September 30, 2011 and December 31, 2010 consisted of the following.

	September 30,	December 31,
	2011	2010

Intangible asset	$301,030	$286,892

On November 21, 2003, the Company applied to the Government of Huaqiao Town, Huadu District, Guangzhou, for the land use right of No. 2 Industry Area of Huaqiao Town (i.e., Laohutou Lot, Wangongtang) covering an area of around 430,000 square feet. The total consideration for the land use right is $598,536. As of September 30, 2011, the Company has paid $301,030 of this amount.

While the final approval of the application of land use right is pending, the Company entered into an agreement on April 15, 2006 to lease the land from its beneficial owner until such time as a land use certificate is issued by the government or May 21, 2021, whichever occurs first. Until that time, the lease is at will and payments under the terms of the lease are $8,800 per year.

Index

8.  OTHER PAYABLE AND ACCRUED LIABILITIES

Other payable and accrued liabilities as of September 30, 2011 and December 31, 2010 consisted of the following.

	September 30,	December 31,
	2011	2010

Other payables	$172,231	$4,087
Staff welfare payable	68,590	96,417
Value added tax payable	2,023,793	50,230
Registration rights penalties	260,782	-
Accrued interest	145,686	-
Other tax payable	48,314	44,740

	$2,719,396	$195,474

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

Index

In connection with the issuance of the Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors which sets forth the rights of the investors to have the shares of common stock underlying the Notes and Warrants registered with the SEC for public resale.  Pursuant to the Registration Rights Agreement, we agreed to file, no later than April 11, 2011, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than September 18, 2011.   If the registration statement was not filed by April 11, 2011 (the “Filing Failure”), was not effective by September 18, 2011 (the “Effectiveness Failure”) or if, after the effective date, sales of securities  included in the registration statement cannot be made (including, without limitation, because of a failure to keep the registration statement effective, to disclose such information as is necessary for sales to be made pursuant to the registration statement, to register a sufficient number of shares of Common Stock or to maintain the listing of the Common Stock) (a “Maintenance Failure”)  then, as liquidated damages (and in complete satisfaction and to the exclusion of any claims or remedies inuring to any holder of the securities) the Company is required to pay an amount in cash equal to 1% of the aggregate purchase price paid by the Investors on each of the following dates: (i) 20 days following the date of a Filing Failure; (ii) 30 days following the initial day of a Maintenance Failure; (iii) on every thirtieth day thereafter (pro-rated for periods totaling less than thirty days) until such failure is cured; (iv) on every thirtieth day after the day of an Effectiveness Failure and thereafter (pro rated for periods totaling less than thirty days) until such Effectiveness Failure is cured; (v) on every thirtieth day after the initial day of a Maintenance Failure and thereafter (pro rated for periods totaling less than thirty days) until such Maintenance Failure is cured. The payments to be made by the Company are limited to a maximum of 6% of the aggregate amount paid by the Investors ($460,204.29).  The registration statement was not declared effective by September 18, 2011, as such an Effectiveness Failure occurred and the Company made an estimate of the probable amount it would pay in damages and accrued $260,782.  The Company will continue to assess the likelihood of payments under this arrangement, and if necessary will recognize these estimates into earnings in the period in which they become likely in accordance with ASC 825-20, Registration Payment Arrangements.

The warrants issued as a component of the units were valued using the Black-Scholes method using the following assumptions: (1) life of warrants of 3 years, (2) annualized volatility of 100%, (3) fair value of stock as of grant date of $1.15, (4) exercise price of $1.40, (5) annual dividend rate of 0%, and (6) discount rate of 1.34%. Such calculation resulted in a warrant value of $4,470,536.

The proceeds of the unit offering were allocated to the Notes and warrants based on their relative fair values on a weighted average basis, with the resulting allocated value of the warrants of $2,824,350 being classified to additional paid in capital. Such discount to the Notes is being amortized over their expected life.

The beneficial conversion feature associated with the issuance of the above Notes, amounted to $2,824,350, which has also been recorded as a discount to the convertible notes payable and is being amortized over the life of the Notes. The Notes do not contain any embedded derivatives which require liability classification.

As of September 30, 2011, the book value of the Notes amounted to $5,559,400, which consisted of the aggregate face value of $7,670,071, less the remaining discount of $2,110,671.

10.  INCOME TAX

The Company’s operating subsidiary, Guangzhou Tanke, is a “domestic enterprise” that is registered and operated in Guangzhou, the PRC.

The PRC's legislative body, the National People's Congress, adopted the unified Enterprise Income Tax ("EIT") Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there is a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Income tax expense for the three and nine months ended September 30, 2011 and 2010 represents the provision for current income tax expenses in the PRC.

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

As of September 30, 2011 and December 31, 2010, the income tax payable for the Company amounted to $1,164,379 and $699,637, respectively.

Significant components of the Company’s deferred tax asset are as follows.

Index

	September 30,	December 31,
	2011	2011

Allowance for doubtful accounts	23,949	17,887
Deferred tax asset	$23,949	$17,887

11.  LONG-TERM LOANS

The details of the Company’s long-term borrowings are as follows:

	September 30,	December 31,
	2011	2010

Bank loan bearing interest at 5.4% per annum,
maturing on May 21, 2012. The loan is
uncollateralized other than restricted cash
deposited at the bank.	$1,652,607	$1,358,962
Less: Current portion	(708,260)	(905,975)

	$944,347	$452,987

The bank loans consist of $708,260 (RMB4,500,000) and $944,347 (RMB6,000,000), bearing interest at 5.4% and 5.85% per annum, maturing on May 21, 2012 and January 30, 2013, respectively.

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

14.  SEGMENT INFORMATION

The Company operates in four segments: organic trace mineral additives, functional regulation additives, herbal medicinal additives and other revenues. Management oversees each of these operations separately.

Property, equipment and other assets are shared and not tracked separately by segment. Administrative expenses are also not tracked by segment. Following is a breakdown of revenue, costs of sales and gross profit by segment.

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue
Organic Trace Mineral Additives	4,903,065	4,312,353	13,704,308	10,242,093
Functional Regulation Additives	1,257,219	949,268	2,915,994	2,145,939
Herbal Medicinal Additives	81,962	110,529	166,230	322,147
Other	5,587	328,764	392,614	596,842
	6,247,833	5,700,914	17,179,146	13,307,021

Costs of sales
Organic Trace Mineral Additives	3,134,802	2,563,794	8,534,522	6,221,420
Functional Regulation Additives	799,849	623,263	1,824,921	1,317,928
Herbal Medicinal Additives	65,349	113,464	141,023	263,092
Other	4,212	296,048	236,613	542,248
	4,004,212	3,596,569	10,737,079	8,344,688

Gross profits
Organic Trace Mineral Additives	1,768,263	1,748,559	5,169,786	4,020,673
Functional Regulation Additives	457,370	326,005	1,091,073	828,011
Herbal Medicinal Additives	16,613	(2,935)	25,207	59,055
Other	1,375	32,716	156,001	54,594
	2,243,621	2,104,345	6,442,067	4,962,333

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

Index

Our major products address most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which account for approximately 82% of our revenue, Functional regulation, which account for approximately 15% of our revenue, and Herbal Medicinal Additives, which account for approximately 1% of our revenue. Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations. We currently market 21 different brands of feed additives at various price points to meet the demands of existing and prospective customers. Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. While the majority of our sales are domestic, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 1.5% of our total sales~~.~~

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Basis of Presentation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary in order to make the financial statements not misleading. Operating results for the nine months ended September 30, 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

Index

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary.  As of September 30, 2011, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following is a comparison of our revenue, costs of sales and gross profit by segment for the three months ended September 30, 2011 and 2010.

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

Index

	Three Months Ended
	September 30,		$	%
	2011	2010	Change	Change

Revenue
Organic Trace Mineral Additives	4,903,065	4,312,353	590,712	13.70%
Functional Regulation Additives	1,257,219	949,268	307,950	32.44%
Herbal Medicinal Additives	81,962	110,529	(28,568)	-25.85%
Other	5,587	328,764	(323,177)	-98.30%
	6,247,833	5,700,914	546,919	9.59%

Costs of sales
Organic Trace Mineral Additives	3,134,802	2,563,794	571,007	22.27%
Functional Regulation Additives	799,849	623,263	176,586	28.33%
Herbal Medicinal Additives	65,349	113,464	(48,115)	-42.41%
Other	4,212	296,048	(291,836)	-98.58%
	4,004,212	3,596,569	407,643	11.33%

Gross profits
Organic Trace Mineral Additives	1,768,263	1,748,559	19,705	1.13%
Functional Regulation Additives	457,370	326,005	131,365	40.30%
Herbal Medicinal Additives	16,613	(2,935)	19,548	666.06%
Other	1,375	32,716	(31,341)	-95.80%
	2,243,621	2,104,345	139,276	6.62%

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

Revenue from organic trace mineral additives in the third quarter of 2011 increased by $590,712, or 13.70%, as compared to 2010 due to a volume variance. In 2011, this revenue accounted for approximately 78.48% of our revenues for the three months ended September 30, 2011 as compared to 75.64% for the three months ended September 30, 2010.  Our gross profit percentage for the organic trace mineral additive sales amounted to 36.06% and 40.55% for the quarter ended September 30, 2011 and 2010 respectively. The decrease in the gross profit as a percent of revenue was due to cost increases, particularly in raw materials. In order to increase the volume of sales, the Company has not raised prices to offset its increased costs.

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

Index

Revenue from functional regulation additives for the quarter ended September 30, 2011 increased by $307,950, or 32.44%, as compared to the third quarter of 2010.  The increase in sales is primarily due to increased volume sales to existing customers due to adopting a lower pricing strategy.  Accordingly, the gross profit percentage for the quarter ended September 30, 2011 increased to 36.38%, as compared to 34.34% in the third quarter of 2010.  The reason for the improved profit margins was a new product that was launched at the end of second quarter of 2011 that has begun performing very well. In addition, a few other high margin flavor enhancer products were gaining market acceptance.

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

Revenue from herbal medicinal additives for the quarter ended September 30, 2011 decreased by $28,568, or 25.85%, as compared to the quarter ended September 30, 2010.

Herbal Medicinal Additives are still in a development and introductory stage when customers are adapting to the usage and Tanke is making minor modifications to products.  Prices and costs will continue to fluctuate in the near future until the right balance is reached.

Other

Other revenue mainly consists of buying and then reselling raw materials. Revenue from raw material sales accounted for less than 1% of our revenue for the three months ended September 30, 2011 and decreased by $323,177 as compared to 2010.  This revenue is very price sensitive, and since our costs increased in the second quarter to the point that selling raw materials actually lost money, we curtailed this activity. Going forward, we do not expect this to be a significant source of revenue.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the three months ended September 30, 2011 and 2010.

Index

	Three Months Ended
	September 30,		$	%
	2011	2010	Change	Change
Operating expenses:
Selling expenses	(486,231)	(416,128)	(70,103)	16.85%
General and administrative expenses	(545,100)	(220,243)	(324,857)	147.50%
Depreciation and amortization	(3,685)	(220,021)	216,336	-98.33%
Other operating expenses	(4,809)	(1,344)	(3,465)	257.81%
Income (loss) from operations	1,203,796	1,246,609	(42,813)	-3.43%
Other income (expense):
Interest income	25,563	842	24,721	2935.99%
Interest expense	(814,415)	(23,755)	(790,660)	3328.39%
Amortization of discount on notes	(1,396,990)	-	(1,396,990)	NA
Registration rights agreement expense	(260,782)	-	(260,782)	NA
Foreign exchange gains (loss), net	(17,846)	966	(18,812)	-1947.41%
(Loss) income before tax	(1,260,674)	1,224,662	(2,485,336)	-202.94%
Income tax	(185,197)	(192,027)	6,830	-3.56%
Net (loss) income	(1,445,871)	1,032,635	(2,478,506)	-240.02%

Selling, General and Administrative Expenses

Selling expenses for the three months ended September 30, 2011 increased by $70,103 as compared to 2010.  The amount represents primarily travel and meeting expenses for sales department staff to develop new customers and expand the market.  The amount increased in 2011 due to the increase in the number of salespeople, along with an increase in travel and meeting expenses for the sales department staff to develop new customers and expand the market.

General and administrative expenses for three months ended September 30, 2011 increased by $324,857 as compared to 2010. This was due to higher accounting and legal expenses associated with our public filings in 2011, which did not occur in 2010.

Our selling, general and administrative expenses may fluctuate in the future due to a variety of factors, including, but not limited to:

●
Additional expenses as a result of becoming a reporting company including, but not limited to, director and officer insurance, compensation for the director, SEC reporting and compliance, transfer agent fees, additional staffing, professional fees and similar expenses;

●	Expenses resulting from developing new products or expansion of new markets, including travel and entertainment and advertising expenses.

Other Income/Expenses

Interest expense for the three months ended September 30, 2011 increased by $790,660 as compared to 2010.  The primary reason for this increase was related to the amortization of our capitalized offering costs recorded in February 2011 related to the issuance of our convertible notes payable, which amounted to $401,635 for the third quarter of 2011. These amounts are recorded as a component of interest expense. This account also includes actual interest expense on the convertible notes. These expenses did not occur in 2010, as we had no capitalized offering costs or convertible notes at that point.

The expense associated with the amortization of discounts on our convertible notes payable for the three months ended September 30, 2011 amounted to $1,396,990 as compared to $0 in 2010.  As discussed above with the amortization of the capitalized offering costs, the convertible notes payable were issued in February 2011.  The notes were not outstanding in 2010, and therefore there was no amortization expense recorded in the prior year.

Index

The registration rights expense relates to our failure to have an effective registration statement by September 18, 2011. We have estimated the amount we will need to pay related to this expense and have recorded it in this quarter as it is now probable that we will need to pay it. We did not have this agreement in place in 2010.

Income Tax Expense

Out income tax expense decreased by $6,830 for the three month ended September 30, 2011 as compared to 2010.  The decrease was attributable to a decrease in taxable income during the quarter.  We pay different income tax rates depending on which company records the activity. For example, Guangzhou Tanke is taxed at 25%, while Tanke Bio-Tech is taxed at 12.5%. In the second quarter of 2011, proportionally more income was generated by Tanke Bio-Tech, so the effective tax rate was lower than prior periods.

Taking into consideration the new tax law, the effective statutory tax rate for Guangzhou Tanke Bio-Tech Co. Ltd was 12.5% both for three and nine months ended September 30, 2011.

Pursuant to Section 26 of the Inland Revenue Ordinance ('IRO'), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Nine Months ended September 30, 2011 Compared to the Nine Months ended September 30, 2010

The following is a comparison of our revenue, costs of sales and gross profit by segment for the nine months ended September 30, 2011 and 2010.

Revenue and Costs of Sales

Our revenues, cost of goods sold, and gross profit consists of the four segments discussed above in the discussion and analysis relating to the nine months ended September 30, 2011.

Index

	Nine Months Ended
	September 30,			%
	2011	2010	Change	Change

Revenue
Organic Trace Mineral Additives	13,704,308	10,242,093	3,462,215	33.80%
Functional Regulation Additives	2,915,994	2,145,939	770,054	35.88%
Herbal Medicinal Additives	166,230	322,147	(155,918)	-48.40%
Other	392,614	596,842	(204,228)	-34.22%
	17,179,146	13,307,021	3,872,125	29.10%

Costs of sales
Organic Trace Mineral Additives	8,534,522	6,221,420	2,313,101	37.18%
Functional Regulation Additives	1,824,921	1,317,928	506,993	38.47%
Herbal Medicinal Additives	141,023	263,092	(122,069)	-46.40%
Other	236,613	542,248	(305,635)	-56.36%
	10,737,079	8,344,688	2,392,391	28.67%

Gross profits
Organic Trace Mineral Additives	5,169,786	4,020,673	1,149,114	28.58%
Functional Regulation Additives	1,091,073	828,011	263,062	31.77%
Herbal Medicinal Additives	25,207	59,055	(33,848)	-57.32%
Other	156,001	54,594	101,407	185.75%
	6,442,067	4,962,333	1,479,734	29.82%

Organic Trace Mineral Additives

Revenue from organic trace mineral additives for the nine months ended September 30, 2011 increased by $3,462,215, or 33.80%, as compared to 2010 due to a volume variance.  In 2011, this revenue accounted for approximately 79.77% of our revenues for the nine months ended September 30, 2011 as compared to 76.97% for the nine months ended September 30, 2010.  Our gross profit margin for the organic trace mineral additive sales amounted to approximately 37.72% and 39.26% for the nine months ended September 30, 2011 and 2010 respectively. The decrease in our gross profit margin was primarily due to higher material and labor costs compared with last year while we needed to keep our prices steady to increase our volume.

Functional Regulation Additives

Revenue from functional regulation additives for the nine months ended September 30, 2011 increased by $770,054, or 35.88%, as compared to the same period in 2010.  The increase in sales is primarily due to increased volume sales to existing customers due to adopting a lower pricing strategy.  However, the gross profit percentage for the nine months ended September 30, 2011 decreased to 37.42%, as compared to 38.59% in the same period of 2010. The gross profit percentage for functional regulation additives had been trending down in 2011 due to increase in cost but the introduction of higher margin new products in the third quarter reversed the trend. As compared to the year to date Gross Profit Percentage for 2010, we are still lower in 2011.

Herbal Medicinal Additives

Revenue from herbal medicinal additives for the nine months ended September 30, 2011 decreased by $155,918, or 48.40%, as compared to the same period in 2010.  The decrease is primarily due to unstable market demand for the products.

Index

Other

Other revenue decreased by $204,228, or 34.22%, during the nine months ended September 30, 2011 as compared to the same period in 2010.  Other revenue mainly consists of buying and then reselling raw materials.  We had lower sales of raw materials in the nine-month period of 2011, which is driving the decrease in gross profit for the same period.  This revenue is very price sensitive, and since our costs increased in the second quarter to the point that selling raw materials actually lost money, we have curtailed this activity. Going forward, we do not expect this to be a significant source of revenue.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,		$	%
	2011	2010	Change	Change
Operating expenses:
Selling expenses	(1,690,287)	(1,295,817)	(394,470)	30.44%
General and administrative expenses	(3,870,005)	(481,673)	(3,388,332)	703.45%
Depreciation and amortization	(66,864)	(244,437)	177,573	-72.65%
Other operating expenses	(96,498)	(1,344)	(95,154)	7079.91%
Income (loss) from operations	718,413	2,939,062	(2,220,649)	-75.56%
Other income (expense):
Interest income	29,173	3,407	25,766	756.27%
Interest expense	(1,497,364)	(49,796)	(1,447,568)	2907.00%
Amortization of discount on notes	(3,538,030)	-	(3,538,030)	NA
Registration rights agreement expense	(260,782)	-	(260,782)	NA
Foreign exchange gains (loss), net	(70,246)	684	(70,930)	-10369.88%
(Loss) income before tax	(4,618,836)	2,893,357	(7,512,193)	-259.64%
Income tax	(505,505)	(408,594)	(96,911)	23.72%
Net (loss) income	(5,124,341)	2,484,763	(7,609,104)	-306.23%

Selling, General and Administrative Expenses

Selling expenses for the nine months ended September 30, 2011 increased by $394,470 as compared to 2010.  The amount represents primarily travel and meeting expenses for sales department staff to develop new customers and expand the market.  The amount increased in 2011 due to the increase in our volume of sales, along with an increase in travel and meeting expenses for the sales department staff to develop new customers and expand the market.

General and administrative expenses for the nine months ended September 30, 2011 increased by $3,388,332 as compared to the same period in 2010.  The increase was largely due to $2,491,938 of expenses associated with the issuance of shares of common stock to service providers in 2011.  Additionally, we had higher accounting and legal expenses associated with our public filings in 2011, which did not occur in 2010.

Other Income/Expenses

Interest expense for the nine months ended September 30, 2011 amounted to $1,497,364, which consisted primarily of $1,017,184 for the amortization of capitalized offering costs relating to the convertible notes payable issued in February 2011.  Interest expense also includes the interest on our convertible notes. Additionally, we recorded amortization associated with the discounts on our convertible notes payable of $3,538,030 for the nine months ended September 30, 2011.  These expenses did not occur in 2010.

Index

The registration rights agreement expense relates to the amount we owe investors for failing to have our registration statement effective as of September 18, 2011. As a result, we estimated the total amount we will need to pay and have recorded it in this account. We did not have this agreement in 2010 and therefore there was no corresponding expense.

Liquidity and Capital Resources

As of September 30, 2011, and 2010 we had cash and balances of $10,216,539 and $2,222,025, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Nine Months Ended
	September 30,		$	%
	2011	2010	Change	Change

Net cash provided by operating activities	$1,014,815	$2,737,747	$(1,722,932)	-62.93%
Net cash used in investing activities	(2,255,974)	(53,764)	(2,202,210)	4096.07%
Net cash provided by financing activities	8,887,902	(998,094)	9,885,996	-990.49%
Effect of foreign currency conversion on cash	347,770	11,767	336,003	2855.47%
Net increase in cash	$7,994,514	$1,697,656	$6,296,858	370.91%

Operating Activities

Net cash provided by operating activities was $1,014,815 for the nine months ended September 30, 2011 compared to cash provided of $2,737,747 for the nine months ended September 30, 2010.  Although we had a net loss of $5,124,341 during the nine months ended September 30, 2011, a significant amount of our expenses were non-cash related such as $2,491,938 in expenses associated with the issuance of common stock for services, $3,538,030 for the amortization of the discounts recorded on our convertible notes payable, as well as $1,017,184 of offering cost amortization.  These non-cash expenses offset the loss and allowed us to continue generating cash from operations.

Investing Activities

Net cash used in investing activities was $2,255,974 for the nine months ended September 30, 2011, which was the result of an increase in other receivables of $1,363,001, spending for the acquisition of property and equipment of $264,709, change in restricted cash of $698,646, offset by cash of $76,075 acquired as a result of the VIE agreement with China Flying in the first quarter of 2011.  During 2010, our net cash used in investing activities was $53,764 due to spending for the acquisition of property and equipment of $42,103 and spending for construction in progress of $158,514, offset by a decrease in restricted cash of $146,853.

Financing Activities

Net cash provided by financing activities was $8,887,902 for the nine months ended September 30, 2011.  The proceeds from financing activities were the result of net proceeds from the issuance of convertible notes of $5,559,400 an increase in borrowings from related parties of $1,907,124, and an increase in bank borrowings of $458,215.  During 2010, our cash used in financing activities was $1,299,514 resulting from payments on related party borrowings of $557,536, as well as payments made on bank borrowings of $440,558.

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

As of September 30, 2011, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.

Index

Based on that assessment, management identified material weaknesses in internal control over financial reporting related to the maintenance of our books and records in accordance with GAAP used in the Peoples’ Republic of China, and the conversion of those books and records to GAAP used in the United States of America. Specifically, the material weaknesses related to (1) our process for periodic financial reporting, including documentation of procedures and timely review of financial reports and statements, particularly as it relates to the conversion from Chinese to US GAAP, (2) adequate qualified staff necessary to effectively apply the process, and (3) methods and practices employed to report unusual transactions such as our reverse merger. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2011. Our management has discussed the material weakness described above with our audit committee.

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

Tanke Biosciences Corporation

November 21, 2011	By:	/s/ Guixiong Qiu
Guixiong Qiu Chief Executive Officer (Principal Executive Officer)

November 21, 2011	By:	/s/ Gilbert Kwong-Yiu Lee
Gilbert Kwong-Yiu Lee Chief Financial Officer (Principal Accounting Officer)

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer