Form 10-K
period 2011-12-31
Tanke Biosciences Corp
filed 2012-04-16
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-53465

TANKE BIOSCIENCES CORPORATION
(Name of small business issuer in its charter)

Nevada	26-3853855
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 2801, East Tower of Hui Hao Building No. 519 Machang Road, Pearl River New City Guangzhou, People’s Republic of China	510627
(Address of principal executive offices)	(Zip Code)

020-3885-9481
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value (Title of class)

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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on OTC Bulletin Board: not applicable.

Number of shares of the registrant’s common stock outstanding as of March 30, 2012 was 13,324,083.

Documents Incorporated by Reference: None.

PART I

Item 1. Business.

The following summary is qualified in its entirety by the more detailed information appearing elsewhere in this Form 10-K.  In this Form 10-K, unless the context requires otherwise, the terms “we”, “our”, “us” and the “Company” refer to Tanke Biosciences Corporation, a Nevada corporation formerly known as Greyhound Commissary, Inc. (“Greyhound”), as well as our direct and indirect subsidiaries, and our principal operating business, Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”), which we control via a series of variable interest entity contractual agreements (the “VIE Agreements”) more fully described below.

We conduct our business through our subsidiaries, principally our wholly-owned subsidiary China Flying Development Limited (“China Flying”), a Hong Kong incorporated company, and its wholly-owned subsidiary Guangzhou Kanghui Agricultural Technology Co., Ltd. (“Kanghui Agricultural” or the “WFOE”), a wholly foreign owned enterprise incorporated as a limited liability company under the laws of the PRC.  We operate and control Guangzhou Tanke through Kanghui Agricultural and China Flying and in connection with the VIE Agreements.

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

As a growing player in providing advanced, environmentally-friendly and innovative feed additives, we believe that sales will rapidly increase as more large scale farms and feed processing and production companies in China seek “Pollution-Free” certifications from the Chinese government. These certifications indicate that the farm or food production facility has taken material steps to make its manufacturing process as environmentally friendly as possible and the food provided as safe as possible. Large scale farms and feed processing and productions companies in China that seek "Pollution-Free" certifications may be more likely to receive such certifications if they use our Organic Trace Mineral Additives.  Pursuant to a May 3, 2005, published by the MU Extension of the University of Missouri-Columbia, the main advantage of feeding organic trace minerals to animals is to increase the bioavailability to the animal, thereby decreasing the amount of waste and, correspondingly, the amount of pollution. In addition, feed additives are utilized in China at less than half the rate of the United States and Europe, and we have a significant growth opportunity as Chinese farmers and ranchers include a greater amount of increasingly sophisticated additives in their feeds.

Our major products address most key market categories within China’s animal feed additive industry, including:

•	Organic Trace Mineral Additives, which accounted for approximately 76% of our revenue in 2010 and 79% of our revenue in 2011;

•	Feed Acidifiers, Seasonings and Flavor Enhancers, which accounted for approximately 17% of our revenue in 2010; and 17% of our revenue in 2011; and

•	Herbal Medicinal Additives, which account for approximately 2% of our revenue in 2010 and 1% of our revenue in 2011.

Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations.  As a result of our diversified products and extensive distribution network, we believe that we are ideally positioned to help meet China’s growing demand for safe and reasonably priced food.

From Guangzhou Tanke’s incorporation in April 1997, when it manufactured one product utilizing a small rented facility in Gaotang in the Guangdong province, Guangzhou Tanke has grown into one of China’s largest feed additive producers.  As of December 31, 2011, we marketed 22 different brands of feed additives and had an aggregate production capacity of approximately 560 metric tons per week of feed additives, of which 350 metric tons are organic trace minerals.  We estimate that we are currently operating at a blended average across our product lines of approximately 53% of our manufacturing capacity at our current facility.  To satisfy increasing demand of our products and to provide better services, we have purchased land and started construction of our second manufacturing facility in Qingyuan, Guangdong.  The new facility will utilize the most advanced technology and automated systems which greatly reduce per unit cost and improve product quality.  It will be fully operational at the beginning of 2013.

We launched two new products in the second half of 2011.  One is “Shibujian” used in helping improve the health and appetite of piglets.  The other is “Shufukang”, an animal vitamin product that enhances the effectiveness of the Company’s trace minerals.  In 2012, we have about 5 – 7 new product introductions in the pipeline, mainly focus on improving health and enhancing growth in pigs, cattle, chicken, and seafood.

Background and Key Events

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

On February 9, 2011, Greyhound closed (i) a share exchange transaction (the “Share Exchange”), pursuant to which (among other things) we became the sole stockholder of China Flying and changed our name to “Tanke Biosciences Corporation”, and (ii) a private placement (the “Private Placement”) of $7,670,071.50 for 6,669,627 units (the “Units”), with each Unit consisting of a $1.15 principal amount 8% Senior Convertible Note (each, a “Note”) and a Common Stock Purchase Warrant (each, a “Warrant”) to purchase one share of our common stock, with an exercise price of $1.40 per share.  The Share Exchange and the Private Placement are more fully described below.

Our principal offices are located at East Tower of Hui Hao Building, No. 519 Machang Road, Pearl River New City, Guangzhou, China.  Our telephone number is +86-20-3885-9025.

VIE Agreements

On January 3, 2011, Kanghui Agricultural entered into the VIE Agreements, which included a Consulting Services Agreement, Operating Agreement, Voting Rights Proxy Agreement, Equity Pledge Agreement and an Option Agreement, with Guangzhou Tanke and the shareholders of Guangzhou Tanke, namely Mr. Guixiong Qiu (“Mr. Qiu”), Mr. Bi Gao (“Mr. Gao”), Ms. Xiuzhen Liang (“Ms. Liang”) and Mr. Bing Teng (“Mr. Teng”) (collectively referred to as the “Tanke Shareholders”), who are all PRC citizens.

Pursuant to the VIE Agreements, Kanghui Agricultural effectively assumed management of the business activities of Guangzhou Tanke and has the right to appoint all executives and senior management and the members of the board of directors of Guangzhou Tanke.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Voting Rights Proxy Agreement, Equity Pledge Agreement and Option Agreement, through which Kanghui Agricultural has the right to advise, consult, manage and operate Guangzhou Tanke for an annual fee in the amount of Guangzhou Tanke’s yearly net profits after tax.  The Tanke Shareholders have pledged their rights, titles and equity interest in Tanke as security for Kanghui Agricultural to collect consulting and services fees provided to Guangzhou Tanke through an Equity Pledge Agreement.  In order to further reinforce Kanghui Agricultural’s rights to control and operate Guangzhou Tanke, the Tanke Shareholders have granted Kanghui Agricultural an exclusive right and option to acquire all of their equity interests in Tanke through an Option Agreement.

•
Equity Interest Pledge Agreement. The WFOE and the Tanke Shareholders have entered into Equity Interest Pledge Agreements, pursuant to which each shareholder pledges all of his shares of Guangzhou Tanke to the WFOE in order to guarantee cash-flow payments under the applicable Consulting Services Agreement. The Equity Pledge Agreement further entitles the WFOE to collect dividends from Guangzhou Tanke during the term of the pledge.

•
Consulting Service Agreement. Guangzhou Tanke and the WFOE has entered into a Consulting Services Agreement, which provides that the WFOE will be the exclusive provider of consulting and management services to Guangzhou Tanke and Guangzhou Tanke will pay all of its net income based on the quarterly financial statements to the WFOE for such services.  Any such payment from the WFOE to the Company would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.  See “Risk Factors – Risks Associated With Doing Business in China – ‘Due to various restrictions under Chinese laws on the distribution of dividends by our Chinese operating companies, we may not be able to pay dividends to our stockholders’ and ‘The State Administration of Foreign Exchange restrictions or changes in foreign exchange regulations in China may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business’.”

•
Operating Agreement. Pursuant to the operating agreement among the WFOE, Guangzhou Tanke and each of Tanke Shareholder, the WFOE provides guidance and instructions on Guangzhou Tanke’s daily operations and financial affairs. The Tanke Shareholders must designate the candidates recommended by the WFOE as their representatives on their respective boards of directors. The WFOE has the right to appoint senior executives of Guangzhou Tanke. In addition, the WFOE agrees to guarantee Guangzhou Tanke’s performance under any agreements or arrangements relating to Guangzhou Tanke’s business arrangements with any third party. Guangzhou Tanke, in return, agrees to pledge its accounts receivable and all of its assets to the WFOE. Moreover, Guangzhou Tanke agrees that without the prior consent of the WFOE, Guangzhou Tanke will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party.

•
Option Agreement. Pursuant to the option agreement among the WFOE, Guangzhou Tanke and each of Tanke Shareholder, the Tanke Shareholders have granted Kanghui Agricultural an exclusive right and option to acquire all of their equity interests in Guangzhou Tanke upon an event of default.

•
Voting Right Proxy Agreement. Pursuant to the voting right proxy agreement among the WFOE, Guangzhou Tanke and its shareholders, the Tanke Shareholders have granted the WFOE a voting and proxy right to vote their equity interest on Guangzhou Tanke.

Pursuant to the VIE Agreements, Kanghui Agricultural has the right to advise, consult, manage and operate Guangzhou Tanke for an annual fee in the amount of Guangzhou Tanke’s yearly net profits after tax.  Additionally, the Tanke Shareholders pledged their rights, titles and equity interest in Guangzhou Tanke as security for Kanghui Agricultural to collect consulting and services fees provided to Guangzhou Tanke through an Equity Pledge Agreement.  In order to further reinforce Kanghui Agricultural’s rights to control and operate Guangzhou Tanke, the Tanke Shareholders granted Kanghui Agricultural an exclusive right and option to acquire all of their equity interests in Guangzhou Tanke through the Option Agreement.

Call Option Agreement

In addition, on January 3, 2011, the Tanke Shareholders each entered into a call option agreement (the “Call Option Agreement”) with Golden Genesis Limited (“Golden Genesis”), a British Virgin Islands company, and Wong Kwai Ho (“Ms. Wong”), a Hong Kong resident owning 100% of the issued and outstanding shares of Golden Genesis.  Pursuant to the Call Option Agreement, the Tanke Shareholders each received three year options exercisable for shares of common stock in the Company and options for 34% of the shares shall vest and become exercisable on December 31, 2011, options for 33% of the shares shall vest and become exercisable on December 31, 2012 and options for 33% of the shares shall vest and become exercisable on December 31, 2013. Upon exercise of the options, the Tanke Shareholders may purchase each share for $0.01 and if the Tanke Shareholders exercise all of their options they will own a majority of our outstanding shares of Common Stock and Golden Genesis will no longer be a stockholder of the Company.  The Call Option Agreement provides that Golden Genesis shall not dispose of the respective portion of the shares of common stock without the Tanke Shareholders’ prior written consent.

Pursuant to the Call Option Agreement, Golden Genesis shall transfer up to 100% of the shares of the Company’s common stock to the Tanke Shareholders over the next three years.  Upon the completion of such transfers the Tanke Shareholders will be stockholders of the Company and Golden Genesis will no longer be a stockholder of the Company.

We entered into the VIE Agreements and Call Option in order to comply with applicable Chinese law and because such structure was a tax-efficient alternative for the Tanke Shareholders.  First, under an alternative structure, we would be required to obtain the approval of the PRC government because the WOFE did not exist for two years prior to the transaction.  Second, under an alternative structure, we would be required to pay the Tanke Shareholders cash for the capital stock of Guangzhou Tanke because stock-for-stock acquisitions are not permitted.  Lastly, the structure provided by the VIE Agreements is tax-free to the Tanke Shareholders under applicable PRC law.

Share Exchange

On February 9, 2011, pursuant to a Share Exchange Agreement, dated January 3, 2011 (the “Share Exchange Agreement”), between Greyhound, Golden Genesis and China Flying, the Company closed the Share Exchange and acquired all of the outstanding equity securities of China Flying from Golden Genesis, which was the sole shareholder of China Flying immediately prior to the closing of the Share Exchange.  In exchange, we issued to Golden Genesis 10,758,000 newly issued shares of our common stock.  In addition, pursuant to the terms of the Share Exchange Agreement, the Company effected a 1 for 8.512 reverse stock split to modify the Company’s capital structure to accommodate the transactions contemplated by the Share Exchange and the Private Placement and to put in place an appropriate capital structure for the Company following the closing of the Share Exchange and the Private Placement.  Such securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering.  All references to number of shares and per share amounts included in this report give effect to the 1 for 8.512 reverse stock split.

We consummated the Share Exchange in order to acquire China Flying and Kanghui Agricultural.  Pursuant to the terms of the VIE Agreements, the Share Exchange also resulted in us acquiring control of the business and operations of Guangzhou Tanke. We acquired Guangzhou Tanke through the VIE Agreements, rather than an acquisition of Guangzhou Tanke’s assets or equity, because: (i) the tax and other consequences of a share exchange with a foreign entity that result in the acquisition of a Chinese company are uncertain due to PRC laws that were effective on September 8, 2006 and (ii) if Guangzhou Tanke is not acquired via a share exchange transactions, PRC authorities may require it to be acquired for cash, however the Company was not able to raise a sufficient amount of cash to purchase Guangzhou Tanke.

Private Placement

On February 9, 2011, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors who are selling stockholders in this offering (each, including their respective successors and assigns, an “Investor” and collectively, the “Investors”) and, with respect to certain sections of the Securities Purchaser Agreement, Euro Pacific Capital, Inc. (“Euro Pacific”) and Newbridge Securities Corporation, relating to the Private Placement of 6,669,627 Units at a purchase price of $1.15 per Unit.  Each Unit consisted of a $1.15 principal amount 8% Senior Convertible Note and a Common Stock Purchase Warrant to purchase one share of the Company’s common stock, with an exercise price of $1.40 per share.  We sold 6,669,627 Units in the Private Placement, for gross proceeds of $7,670,071.50.  In addition, in connection with the Private Placement, we also issued to certain affiliates of Euro Pacific, our lead placement agent in the Private Placement, three-year warrants (the “Agent Warrants”) to purchase an aggregate of 666,963 shares of our common stock at an exercise price of $1.15 per share.  The Private Placement met the requirements to qualify for exemption under Regulation D promulgated under the Securities Act.

The Notes are convertible into shares of our common stock at a price of $1.15 per share (subject to customary weighted average and stock based anti-dilution protection) and are payable 24 months from the date of their issuance with an interest rate of 8% per annum payable semiannually in arrears.  Each three-year Warrant entitles the holder to purchase one share of our common stock, with an exercise price of $1.40 per share (subject to customary weighted average and stock based anti-dilution protection).  We also issued to certain affiliates of Euro Pacific, our lead placement agent in the Private Placement, three-year Agent Warrants to purchase an aggregate of 666,963 shares of common stock at an exercise price of $1.15 per share.  The Agent Warrants also contain a cashless exercise option.  The issuance of the Notes and the Warrants was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D.  The issuance of the Agent Warrants was exempt from registration under Section 4(2) of the Securities Act.

In connection with the closing of the Private Placement, we also entered into the following additional agreements:

•
Registration Rights Agreement.  We entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors which sets forth the rights of the Investors to have the shares of common stock underlying the Notes and Warrants registered with the SEC for public resale.

Pursuant to the Registration Rights Agreement, we agreed to file, no later than April 11, 2011, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than September 18, 2011.   If the registration statement was not filed by April 11, 2011 (the “Filing Failure”), is not effective by September 18, 2011 (the “Effectiveness Failure”) or if, after the effective date, sales of securities  included in the registration statement cannot be made (including, without limitation, because of a failure to keep the registration statement effective, to disclose such information as is necessary for sales to be made pursuant to the registration statement, to register a sufficient number of shares of Common Stock or to maintain the listing of the Common Stock) (a “Maintenance Failure”)  then, as liquidated damages (and in complete satisfaction and to the exclusion of any claims or remedies inuring to any holder of the securities) the Company is required to pay an amount in cash equal to 1% of the aggregate purchase price paid by the Investors on each of the following dates: (i) 20 days following the date of a Filing Failure; (ii) 30 days following the initial day of a Maintenance Failure; (iii) on every thirtieth day thereafter (pro-rated for periods totaling less than thirty days) until such failure is cured; (iv) on every thirtieth day after the day of an Effectiveness Failure and thether revenuesreafter (pro rated for periods totaling less than thirty days) until such Effectiveness Failure is cured; (v) on every thirtieth day after the initial day of a Maintenance Failure and thereafter (pro rated for periods totaling less than thirty days) until such Maintenance Failure is cured. The payments to be made by the Company are limited to a maximum of 6% of the aggregate amount paid by the Investors ($460,204.29).   As of March 30, 2012, the company has accrued the maximum amount of $460,206 for registration delay penalty.

•
Interest Escrow Agreement.  We entered into an Escrow Agreement (the “Interest Escrow Agreement”) with Euro Pacific and Escrow, LLC (the “Escrow Agent”), as escrow agent, pursuant to which the Company deposited into escrow an amount of proceeds of the Private Placement equal to one semi-annual interest payment on the Notes to secure prompt interest payments under the Notes.  Until such time as 75% of the Notes are converted into shares of common stock, if such escrow is depleted in order to make interest payments, the Company has agreed to promptly replenish such escrow amount.

•
Securities Escrow Agreement.  We entered into a Securities Escrow Agreement (the “Securities Escrow Agreement”) with Euro Pacific, as representative of the Investors, Golden Genesis and the Escrow Agent, as escrow agent, pursuant to which Golden Genesis placed in escrow 2,000,000 shares of common stock, to be disbursed to either the Investors on a pro rata basis or to Golden Genesis based on the financial performance of Guangzhou Tanke, our principal operating business, for the fiscal years ending December 31, 2011 and 2012. If our “Adjusted Income” (as defined below) for the year ending December 31, 2011 is (i) at least $4,652,410, then Golden Genesis shall receive an aggregate of one million (1,000,000) Escrow Shares or (ii) less than $4,652,410, then the Investors shall receive an aggregate of one million (1,000,000) Escrow Shares. If our Adjusted Income for the year ending December 31, 2012 is (i) at least $7,571,111, then Golden Genesis shall receive an aggregate of one million (1,000,000) Escrow Shares or (ii) less than $7,571,111, then the Investors shall receive an aggregate of one million (1,000,000) Escrow Shares.  For the purposes of the Securities Escrow Agreement, “Adjusted Income” means the sum of: (A) the Company’s net income; plus (B) any expense incurred in connection with the transactions contemplated by the Securities Purchase Agreement in connection with the Private Placement, including, without limitation, expenses related to the filing of a registration statement; plus (C) any depreciation and amortization expenses related to the expenses described in (B) above for the fiscal year ending December 31, 2011 or December 31, 2012 (as applicable), in each case as determined in accordance with GAAP, as reported in the Company’s Annual Report on Form 10-K as filed with the SEC.

We did not achieve the Adjusted Income of $4,652,410 for the year ended December 31, 2011, therefore 1,000,000 shares of common stock placed in escrow will be distributed to the Investors on a pro rata basis, pursuant to the terms of the Securities Escrow Agreement.

Corporate Name Change

On February 8, 2011, in connection with the closing of the Share Exchange and Private Placement, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to change our corporate name from “Greyhound Commissary, Inc.” to “Tanke Biosciences Corporation”, a name that more accurately reflects the business operations of the Company following the closing of the Share Exchange.  The name change was effective as of February 10, 2011.

Our Organizational Structure

Our organization structure is illustrated below:

Mr. Guixiong Qiu is the sole director of the Company and Golden Genesis, the Company’s largest stockholder.  Other than Mr. Qiu, Golden Genesis does not have other stockholders or officers. Ms. Wong Kwai Ho is the sole director of China Flying. Ms. Wu Chun Rui is the sole director of Kanghui Agricultural and the legal representative who is authorized to sign corporate documents on behalf of Kanghui Agricultural. Mr. Guixiong Qiu, Mr. Bi Gao, Mr. Xugang Shu, and Ms. Xiuzhen Liang are the directors and officers of Guangzhou Tanke and its subsidiaries, Guangzhou Tanke Bio-Tech Co., Ltd., Guangzhou Jenyi Bio-Tech Co., Ltd., and Guangzhou Tanke Animal Health Co.

Development of Business

We believe our rapid growth in recent years has been supported by the continuing expansion of the market for feed additive products in China as well as our introduction of new products to meet increased demand by our customers for more diversified and efficient products.

In 2000, we introduced our first organic trace mineral additive and this segment of our business has become our fastest growing. In 2008, sales of organic trace minerals accounted for the majority of our revenue, generating approximately $4.8 million, or 56% of our total sales. The growth continued in 2009 as sales increased to approximately $8.5 million, or 70% of our total sales for that year. As of December 31, 2010, sales of organic trace minerals rose to $15.2 million, or 76% of our total sales.  In 2011, organic trace mineral products continued to rise 24% to $18.9 million, or 79% of total sales.

In 2003, we became a member of the National Feed Industry Standardization Technical Committee, a prestigious appointment that added significantly to our credibility.  Over the years, we have helped the government established three national standards and one industry standard for animal feed additives.  These are: (1) GB/T 21694-2008 product standard for feed additive of zinc methionine; (2) GB/T 20802-2006 product standard for feed additive of copper methionine; (3) NY/T 1498-2008 product standard for feed additive of methionine iron and (4) GB/T 22489-2008 product standard for feed additive of methionine manganese.

In 2006, we were recognized as an “Excellence Enterprise” by the provincial government for our technology innovation in the feed additive industry. During the same year, we formed two fully owned subsidiaries, Guangzhou Jenyi Bio-Tech and Guangzhou Tanke Animal Health Product to further expand and diversify our business into herbal feed additives and veterinary drugs.

In 2007, our production of organic trace minerals was granted “National Torch Project” by the Chinese Ministry of Science and Technology. Launched in 1988 by the Chinese government, the Torch Program is China’s most important program to encourage and recognize high technology projects and achievements based on certain technological standards and national economic benefits.

During the period of 2006 to 2011, we received three patents granted by the State Intellectual Property Office and have five patents pending in the areas of (1) the methodology of feed additive production; (2) the procedure associated with testing products, among others.

Much effort and resources were put into building our technology innovation center at the existing manufacturing facility in Huadu.  Once the new facility in Qingyuan is complete, the production of high volume products will be moved there and the existing facility will focus on R&D and developing and testing new products.  Some low volume, high impact, specialty products will still be manufactured at the Huadu facility.

We launched two new products in the second half of 2011.  One is “Shibujian” used in helping improve the health and appetite of piglets.  The other is “Shufukang”, an animal vitamin product that enhances the effectiveness of the Company’s trace minerals.  In 2012, we have about 5 – 7 new product introductions in the pipeline, mainly focus on improving health and enhancing growth in pigs, cattle, chicken, and seafood.

Overview of the Chinese Feed Additive Market

Over the past decade, as a result of a series of market-based reforms, China’s economy has experienced unprecedented growth, with an average annual GDP growth rate of over 10%. As China has become more prosperous, the rapid growth in per capita income and consumer choices has led to a dramatic improvement in living standards and dietary patterns. Chinese consumers have significantly increased their consumption of high-protein food such as meat and other livestock and in the place of traditional staple grain-based foods. This growing demand for high-protein foods has had a material impact on the growth of the feed additive market.

Beginning in the mid-1970s, in response to China’s increasing and diversifying food consumption, its domestic feed industry began to experience rapid development and transitioned into the world’s second largest feed producer behind the United States. According to a recent research report issued by IBISWorld in March 2011, (originated in 1971, IBISWorld is the market research organization that specializes in the long range forecasting of industries and business environments in Australia, the US and China), revenue of the animal feed manufacturing industry (including pet food) increased from $39.8 billion in 2007 to a forecast $97.62 billion in 2011. This represents an annualized growth rate of 27.8%. This growth momentum is expected to continue in future years with projected total revenue of $158.63 billion in 2017, or an average growth rate of 14.8% per year.

In the past decade, feed producers have become more efficient, with new, high production mills replacing older, smaller mills. As part of their effort to improve the quality of agricultural output and the efficiency of animal production, commercial feed producers have increased their use of feed additives. According to the Chinese Ministry of Agriculture, the Chinese market for all feed additives in 2010 was $5.5 billion, compared to $4.6 billion in 2009.

According to Chinese Feed Industry Information, there has been rapid growth in the animal feed industry in China, however, development and research of feed additives in China has not had similar growth. Many of the highly efficient, low toxic and less residual feed additive products are heavily dependent on importation thereby creating a significant opportunity for domestic manufacturers, like the Company, to increase its market share in China. Additionally, while, according to the European Union Register of Feed Additives published June 1, 2011, the European Union has hundreds of feed additive formulas approved for use, to date China has only approved approximately 220 feed additive formulas, of which most are imported. As China permits more feed additive formula approvals in an attempt to close the gap with the western developed countries, the Company will benefit since it has the technology and manufacturing capability to produce these new and more effective products.

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

Competition in the Chinese Market

The Chinese feed additive market is highly fragmented, with approximately 2,500 feed additive companies nationwide and no participant having a greater than 1.2% market share.  While many of the Company’s domestic competitors are smaller businesses that operate in relatively specialized niche product areas, the industry is in the process of transforming itself from small, family-based operations into large, enterprise based businesses.

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
As the largest organic trace minerals producer in China, accounting for approximately 6.6% of total production on an annual basis, the Company is ideally positioned to benefit from the substantial growth it anticipates in the organic trace mineral market. To meet the expected demand, we are building a second manufacturing facility that would double our organic trace mineral production capacity.

Expand sales of the Company’s products to more regions within China.

As of the end of 2011, we had sales representatives in six of the major agriculture centers in China, including China’s northeastern and southern regions. To expand our reach into China’s other regions, we intend to establish sales offices in the northern and central regions of China and hire additional sales personnel in 2012.

Increase the Company’s production capacity.

In 2011, we added a new production line at our current manufacturing facility in Huadu city, increasing production capacity by 40% to 350 metric tons per week.  In addition, we have begun remodeling and upgrading the old production line in 2012, investing over $760,000 to further improve efficiency and capacity of the current facility.  Due to a longer process of getting all the various government approvals and permits, the Qingyuan new facility project was delayed but it has no impact to our ability to produce and service our customers because of the improvements at the current facility.  We anticipate the new facility will be fully operational by early 2013 and at that time, all the production of our core products in Organic Trace Minerals will be moved to Qingyuan to take advantage of the most advanced technology and highly automated processes.  Our Huadu facility will focus on producing other product categories and developing new and high impact products.

Increase the Company’s investment in research and development.

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

Competitive Strengths

We believe that the following competitive strengths have contributed to our current market position and enable us to capitalize on the growth opportunities in the feed additive market in China:

We have a leading market position in the organic trace mineral market.

We are the largest provider and producer of organic trace minerals in China with production capacity of 350 metric tons per week. We acquired land use rights in Qingyuan, Guangdong province, to build a second manufacturing facility, a project we expect to take one year to be finished by early 2013.  Upon the completion of this facility, we expect to double our production capacity of organic trace minerals.

We offer a diversified product portfolio.

Following the introduction of Guangzhou Tanke’s first flavor enhancer into the market in 1997, we have introduced a broad product portfolio to the market, including organic trace mineral, functional regulation additives and herbal medicinal additives. Within each of these segments, we produce a diverse array of products.

We have strong research and development capabilities.

We have made significant investments in research and development. We focus our research and development efforts on creating new products with large potential markets and on improving existing technologies, both with a view towards increasing market share and growing the business.

We are in compliance with standard manufacturing guidelines for our industry.

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

Our management team, led by Guixiong Qiu, Guangzhou Tanke’s founder and the Company’s Chief Executive Officer, match their academic backgrounds in agriculture and chemistry with extensive knowledge of the feed additive industry in China and a proven track record of developing and marketing quality feed additive products.

Products and Services

We currently market 22 different brands of feed additives at various price points to meet the demands of existing and prospective customers.  Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. Our business focuses on four key business areas: organic trace minerals additives, functional regulation additives, herbal medicinal additives and other. The following chart shows each segment’s contributions to fiscal 2011 net sales and gross profit.

Organic Trace Mineral Additives

We are China’s largest domestic provider of organic trace mineral additives, specializing in the development and production of chelated organic trace minerals additives.  Our current trace mineral manufacturing facility is the largest chelating facility in China and has the capacity to produce approximately 350 metric tons of organic trace mineral per week.

Our total revenue for organic trace minerals in 2011 was approximately $18.9 million.  Such revenue accounted for approximately 79% of our 2011 revenues and net sales and carried a gross profit margin of approximately 37%.

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

Trace minerals are widely available as feed additives in two main forms: organic and inorganic. Although both forms are commonly used, important differences exist in their bioavailability and environmental impact.  Bioavailability means the degree or rate at which a nutrient of medication is absorbed and becomes available to the body. Organic trace minerals increase bioavailability, reducing feed costs and minimizing nutrient buildup in the soil. Environmentally, new restrictions are likely to be imposed on producers to reduce nutrient excretion, making the Company’s organic feed additives more appealing to breeders. The Company’s products are more appealing because they achieve similar production results to inorganic feed additives while requiring smaller amounts of trace materials.

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

According to a certificate report issued by Guangdong Feed Industry Association dated April 28, 2011, Qili products provide the essential minerals (zinc, copper, manganese and chromium) and lysine, which is an amino acid essential to a nutritious livestock feed program. Such products provide nutritional balance for the animals in order for them to have a healthier life.  Qili products also help animals absorb these essential minerals and lysine in order to slow the process by which nutrients pass through the animal.

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

Functional Regulation Additives

We are one of the leading developers and providers of functional regulation additives in China. According to the Chinese Ministry of Agriculture, the Chinese market for functional feed additives in 2009, including feed acidifiers and flavor enhancers, was $328 million. Our total revenues and net sales of functional feed additives in 2010 and 2011 were approximately $3.4 million and approximately $4.2 million, respectively, accounting for approximately 1% of China’s total production.

Sales from functional regulation additives represent approximately 18% of our 2011 revenues and net sales and carry a gross profit margin of approximately 38%.

Functional feed additives are widely used to enhance the properties of other products, improve feed efficiency and stimulate the rapid maturation of the immune system. We currently produce two types of functional regulation additives: feed acidifiers and flavor enhancers.

Feed Acidifiers

Feed acidifiers are used to prevent microbial degradation of raw materials or finished feeds and to maintain the quality of feed. We produce and market feed acidifiers under the trademark “Qilicid.” Qilicid products consist of alkaloids that stimulate acid production and lower pH levels, inhibiting the development of pathogenic bacteria in the stomach and stimulating endogenous pepsin activities in the stomach and enzyme production in the intestine.

According to a certificate report issued by Guangdong Feed Industry Association dated April 28, 2011, Qilicid products slow the passage of the feed through the animal’s intestine, allowing ample time for digestion, increasing feed intake and nutritional efficiency, reducing undesired gut microorganisms, supporting endogenous digestive enzymes and improving animal growth performance.

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

As animals grow, their nutritional needs change, requiring corresponding changes to feed. Such feed changes often result in reduced intake by animals accustomed to the flavor of prior feeds. Flavor agents can be mixed with different feeds to result in the same or similar flavor as previous feeds, which help animals maintain their food intake and successfully switch to a new formula. Additionally, during periods of weaning and transportation, animals and fish normally reduce feed intake. Adding a flavor agent to blended feeds can help alleviate stress and unease, increasing feed consumption and ensuring that an animal obtains the nutrients it requires.

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

Herbal Medicinal Additives

We have placed an emphasis on developing and promoting herbal medicine additives blended with feed products in China.  Chinese herbal feed additives utilize traditional Chinese medicine theory to improve an animal’s digestion and appetite and to regulate the yin and yang balance of an animal’s health.

Herbal medicines come from plants, plant extracts, fungal and bee products, minerals, shells and certain animal parts. Compared to synthetic antibiotics or inorganic chemicals, these naturally-derived products are less toxic, residue free and thought to be ideal feed additives for animal consumption. Herbal Medicinal Additives represent approximately 1% of our 2011 revenues and net sales and carry a gross profit margin of approximately 22%.

We produce and sell the following trademarked products in the Herbal Medicinal Additives sector, all of which are derived from Chinese natural plants, herbs and minerals:

•	Extra-Health™ (improves animal immune system and functions);

•	Qilimix™ (a natural feed additive for livestock and poultry designed to improve the reproductive and growth performance of farm animals); and

•	Recoccider™ (a highly efficient anticoccidial premix containing Ethopabate and Diclazuril designed to inhibit DHSS and DHRS).

Our total revenue for Herbal Medicinal Additives in 2011 was approximately $281,036. Such revenue accounted for approximately 1.2% of our total 2011 revenue, and carried a gross profit margin of approximately 22%.

In 2010, we successfully developed and introduced a new antioxidant with the active element extracted from an Asian tree vine, which can be used to maintain the quality of feed products. During 2011, we produced and delivered approximately 320 tons of this new antioxidant product from sales to approximately 90 customers, generating revenues and net sales of RMB 4.08 million or approximately $630,934.

Other Revenues

The Company and its subsidiaries have received numerous awards from industry associations, including the National Innovative and Outstanding Enterprises of Feed Additive Industry award and a Certificate of Honor, from the China Feed Industry Association, and various local and national government agencies, including the National Award Certificate of Advanced Science and Technology, from the Chinese State Department and a Certificate of National Torch Program from the Torch High Technology Industry Development Center of Ministry of Sciences and Technology,  in recognition for the products and processes it has developed over the years and, as a result, is considered a well respected company in its field.

We also engage in various businesses including the domestic distribution of raw materials and providing technical support and know-how to our customers.  As one of the leading producers and distributors of feed additives in China, we are able to engage in certain distribution activities to other Chinese companies.  In connection with this, we purchase raw materials from certain manufacturers and sell such materials domestically to other feed additive manufacturers. We are able to purchase raw material at a relatively lower price.  Subsequently, we sell those raw materials to other customers at a premium.

Our total revenue for Other Revenue in 2011 was approximately $531,910.  Such revenue accounted for approximately 2% of our total 2011 revenue, and carried a gross profit margin of approximately 32%. Revenue from raw material trading accounted for about 50% of Other Revenues.

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

As of December 31, 2011, we had two customers that accounted for more than ten percent of our consolidated revenues.  For the 2011 fiscal year, sales to our top 10 customers accounted for approximately 59% of our revenue and for the 2010 fiscal year, sales to our top 10 customers accounted for approximately 75% of our revenue. The following table identifies customers that purchased more than 10% of our products during the years ended December 31, 2011 and 2010:

Customers	% of Consolidated Revenue in 2011	Customers	% of Consolidated Revenue in 2010
Guangzhou Tienhe Lianhua Agriculture Technology Co., Ltd.	14%	Guangdong Huanong Wenshi Animal Husbandry Co.	22%
Jin Yin Ke Bio-Tech Co., Ltd.	12%	Nanbao Group	14%
		Wenshi Food Group	12%
		Guangzhou Zhan Da Lan Ke Feed Company	12%

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

Our products are sold in Xinjiang, Gansu, Neimeriggu, Sichuan, Yunnan, Guanxi, Haihan, Guizhou, Chongqing, Shanxi, Henan, Hubei, Hunan, Guangdong, Fujian, Jiangxi, Anhui, Jiangsu, Shanghai, Shandong, Tianjin, Beijing, Liaoning, Jilin and Heilongjiang provinces.

While the vast majority of our sales are domestic, an aggregate of approximately 1% of our sales are to customers in Thailand, Vietnam, Cambodia, South Korea, The Philippines, Uruguay, Malaysia, Russia, and India.

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

Upon the delivery of our products to new customers, we provide after-sales support, which not only serves to resolve any technical issues, but also helps identify other opportunities for increasing business with current customers. We utilize a multi-tiered product strategy pursuant to which we tailor our products to the needs and preferences of the feed market.

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

Our top ten suppliers provide approximately 73% of our total raw material purchases in 2011 and 50% in 2010. The following table identifies suppliers that provide more than 10% of our raw materials during the years ended December 31, 2011 and 2010:

Suppliers	% Supplied in 2011	Suppliers	% Supplied in 2010
Guangzhou Tienhe Lianhua Agriculture Technology Co., Ltd.	23%	Zhejiang Shenghua Bai Ke Bio Co., Ltd.	19%
Shijiazhuang Guqiao Chemistry Industry Co., Ltd.	10%	Guangzhou Nan Hua Run Material Co., Ltd.	16%
		Jinzhou City Fu Li Chemical Co., Ltd.	12%
		Guangzhou Guanqiu Chemical Co., Ltd.	11%

Research and Development

We are strongly committed to the development of new products and processes and the enhancement of our existing products and technology. We conduct research and development and acquire new technologies through our in-house research team in collaboration with various universities and research institutions and through technology acquisitions from third parties.  We plan to achieve the status of National Level Technology and Engineering Center.  This is a status awarded by the national government to enterprises after they possess certain minimum requirements of assets, sales, credit rating, R&D structure and spending, scientific and technical resources, plus having developed a number of industry standards, published research papers, obtained a number of famous trademarks and patents, and commercialized a number of valuable new products.  Achieving this honor will allow us to attract more technical talents, be more competitive in the industry, and receive more projects and grants from the government.

Our in-house development team consists of seven PhD’s and forty-eight researchers of which 80% have college degrees and nineteen hold graduate degrees. This team is responsible for developing new products and responding to customer needs.  Spending on research and development was $246,038 and $91,397 in 2011 and 2010, respectively. Our in-house team has contributed to the establishment of four national standards for feed additives, has applications pending for five Chinese patents covering synthetic methods for manufacturing additives and holds three Chinese patents covering new products, methodologies and machines used to mix and dry feed additives. We believe that our participation in the development of national standards provides us with an insight into Chinese regulators’ focus and a competitive advantage versus our competitors. We do not receive any compensation or sponsorship from customers for our research and development activities.

Our most recent in-house development is CA-130 (Shibujian), a new type of transitional feed for early-wean piglets. CA-130 is an antibiotic-free product that improves a piglet’s immune system while reducing the days needed for the production of finished pigs. CA-130 was officially launched in the third quarter of 2011.

To further expand our development platform, we have entered into development agreements with several universities and research institutions, including the Institute of Subtropical Agro-ecology of the Chinese Academy of Sciences, Guangdong University of Technology, Zhongkai Institute of Agriculture Engineering, Northeast Agriculture University and Southeast Agriculture University. These cooperative ventures are conducted under agreements that grant us the exclusive right to commercially exploit these new processes and procedures in exchange for licensing fees to the research partner.  Besides partnering with Chinese universities and research institutes on developing new technology, we are actively seeking to develop relationship with top agricultural researchers in the U.S. and other countries.  Our goal is to find the best and most advanced technology and apply it into developing new products.

Manufacturing

We operate from a modern 34,000 square-meter manufacturing facility in the Huadu Economic District, in Guangdong province.  As of December 31, 2011, we had an aggregate production capacity of approximately 560 metric tons per week of feed additive, of which 350 metric tons are organic trace minerals.  We estimate that we are currently operating at a blended average across our product lines of approximately 53% of our manufacturing capacity at our current facility.  We expect our manufacturing output to increase in 2012 and beyond, and are constructing a second facility, which is currently scheduled to be operational in the first quarter of 2013. This second facility is being built at the economic and industrial development zone in Qingyuan where the Company has acquired a Land Use Agreement from the local government.  This particular area is designated specifically for the purpose of building manufacturing factories of this kind and we are only one of the new occupants among many other similar manufacturers.  There is no land use right issue at this facility.

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

Intellectual Property

As a result of our extensive research and development, we own valuable patents, trademarks and licenses and regard our intellectual property as a major component of our competitive strategy. Our granted patents include:

•	A Chinese utility model patent (ZL200620154038.5) the Company owns for a mixed drier of feed additives. The patent was issued in November 2007 and will expire on March 2017.

•
A Chinese patent (ZL200710030121.0), that the Company jointly owns with the Guangdong University of Technology for the methodology of preparation of copper and zinc glycine complexes by ball milling and solid-static doping. The patent was issued in July 2010 and will expire in July 2030.

•	A Chinese patent (ZL200810198628.1), that the Company owns for a method of detecting and determining the rate of chelation in amino acid trace mineral chelation. The patent was issued in 2011.

We have five pending Chinese patent applications that were developed either through our in-house research team or in collaboration with various Chinese research institutions or universities. Two of our patent applications were submitted in 2008 and the other three were submitted in 2010. Based on our experience and the advice we received from Chinese counsel, there is a two to three year period prior to the receipt of a patent approval. We expect that these five applications, without any delay due to any dispute and/or other causes, will be granted by 2012 or 2013 respectively.

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

In 2011, the trademark “Tanke” was evaluated and recognized by the City of Guangzhou as “Famous Trademark”.  We have also registered seven trademarks with the Trademark Office of the State Administration for Industry and Commerce of China, including “Tanke”, “Qilimix,” “Qili” and “CTanke”.

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

Quality Control

Following quality control breakdowns from isolated Chinese manufacturers in the past several years and the resultant negative publicity, we have placed a strong emphasis on maintaining the quality and integrity of our products.  To that end, the Company’s internal quality controls are implemented in accordance with the requirements of ISO 9001/2000.  The Company has also received the ISO 9001/2000 International Quality Management System and HACCP management system certificates and the GMP certification for an animal drug production line.

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

Regulations of PRC Feed Additive Industry

The animal feed additive market in China is managed under a legal system that includes registration, permits, supervision and inspection. The major regulations applying to feed additive industry in China include (i) the Regulation on Administration of Feed and Feed Additive; (ii) the Administrative Measure on Approval Reference Number of Feed Additive and Additive Premixed Feed; (iii) the Administrative Measure on Production License of Feed Additive and Additive Premixed Feed; and (iv) the Administrative Measure on New Feed and New Feed Additive. The Ministry of Agriculture of China also promulgates various notices and rules regulating the feed and feed additive industry from time to time.

Tanke Bio-Tech, a subsidiary of Guangzhou Tanke that we control via the VIE agreements, currently holds the Inspection and Quarantine Registration Certificate for Enterprise of Production, Processing and Storage of Feed for Export, Feed Additive Production License, Premixed Additive Feed Production Certificate and Food Safety Management System Certification. Jenyi Bio-Tech, a subsidiary of Guangzhou Tanke that we control via the VIE agreements, currently holds Certificate for Compliance for Company of Feed Production, the Feed Additive Production License and Additive Premixed Feed Production License. Tanke Animal Health, a subsidiary of Guangzhou Tanke that we control via the VIE agreements, currently holds Veterinary Medicine Production Certificate and Veterinary Medicine GMP Certificate. We believe that we are in compliance with PRC environmental and agricultural laws and regulations.

Feed Additive Industry

The feed additive industry in China falls within the encouraged category for foreign investment in accordance with the Catalogue of Industries for Guiding Foreign Investment. As a result of this designation companies in the feed additive industry, including Guangzhou Tanke its subsidiaries, qualify for certain tax incentives and VAT exemptions.

Environmental Laws and Regulations

             As required under the PRC Environmental Laws and Regulations, we have obtained an Opinion on the Environmental Impact Statement issued by the Environmental Protection Bureau of Huadu District on February 16, 2004, approving the construction of our manufacturing site. Since we have neither obtained the Land Use Right Certificate of the manufacturing site nor the Property Ownership Certificate, we are unable to apply for the examination and acceptance of environmental appraisal. Since this delay to obtain environmental approval was caused by the change of zoning regulations, the environmental bureau of Guangdong Province issued us the waste disposal permit on March 2, 2011 valid from March 2011 to March 30, 2014. The relevant procedures for environmental protection will be completed along with the settlement of the land issue. As long as we obtain the environmental permit, our business will continue. However, if we lose such permit, the applicable PRC government may require us to discontinue our operating business.  The actual cost for environmental law compliance will vary depending upon the nature and quantity of the waste generated along with the daily production of the products. The Company estimates its expenditures for waste disposal is approximately $7,692/year.

Foreign Exchange Regulations

We receive substantially all of our revenues in Chinese Renminbi, which is currently not a freely convertible currency.  In China, SAFE regulates the conversion of Chinese Renminbi into foreign currencies. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, instead, need to be registered with the SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. On July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar.  Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar.

PRC M&A Rule, Circular 75 and Circular 638

On August 8, 2006, six Chinese government agencies, namely, the Ministry of Commerce, or MOFCOM, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, the State Administration of Foreign Exchange, or SAFE, the State Assets Supervision and Administration Commission, or SASAC, and the State Administration for Taxation, or SAT, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, referred to as the “New M&A Rules”, which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. Based on our understanding of current Chinese Laws and pursuant to a legal opinion, dated January 4, 2011, that we received from Martin Hu and Partners, (i) Kanghui Agricultural was incorporated by a foreign investor and was not deemed to be an acquisition of the equity or assets of a “Chinese domestic company” as such term is defined under the New M&A Rules and (ii) no provision in the New M&A Rules clearly classifies the contractual arrangements between Kanghui Agricultural and Guangzhou Tanke as a type of transaction falling within the New M&A Rules.

The SAFE issued a public notice in October 2005, or the SAFE Circular No. 75, requiring Chinese residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of Chinese companies, referred to in the SAFE Circular No. 75 as special purpose vehicles, or SPVs. Chinese residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before June 30, 2006. Further, Chinese residents are required to file amendments to their registrations with the local SAFE branch if their SPVs undergo a material event involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions or long-term equity or debt investments. To date, the Chinese residents who are shareholders of Guangzhou Tanke do not own any equity in the Company, currently such Chinese residents do not need to file registrations with SAFE pursuant to SAFE Circular No. 75.  When the Chinese residents exercise their options in the future to receive any share of the Company pursuant to the Call Option Agreement, they will need to file registrations with SAFE.

If within two years of formation the applicable PRC authorities determine that Kanghui Agricultural lacks a business in the ordinary course, Kanghui Agricultural may be deemed to be a wholly foreign owned holding company and therefore the relevant PRC authority may determine that Kanghui Agricultural’s purchase of shares of Guangzhou Tanke pursuant to the Option Agreement may be subject to approvals required under the new M&A Rule. The relevant PRC authorities may further determine Tanke Shareholders’ exercise of their options to acquire shares of Common Stock of the Company pursuant to the Call Option Agreement may be subject to approvals required under the new M&A Rule. Tanke Shareholders who are Chinese residents and acquire shares of common stock may be subject to registration requirements with SAFE pursuant to Circular No. 75.

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

Employees

As of March 2012, we employed 165 full-time personnel. We believe that we maintain a satisfactory and safe working environment that it has a history of low turnover. We believe that we comply in all material respects with applicable Chinese labor laws.

Item 1A. Risk Factors.

Our business, as well as our common stock, are highly speculative in nature and involve a high degree of risk.  Our securities should be purchased only by persons who can afford to lose their entire investment.  Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any of our common stock..

Risks Related to Our Business

We may not possess all the licenses required to operate our business, or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

We are required to hold a variety of permits, licenses and certificates to conduct our business in China and we may not possess all of the permits, licenses and certificates required for our business.  We entered into a Land Lease Agreement valid from May 20, 2006 to May 20, 2021 with the government of Huaqiao Town, Huadu District, Guangzhou under which the Government of Huaqiao Town granted us a land use right covering the land where our manufacturing facility currently stands.  This lease will be superseded by a Land Use Right Certificate and will be automatically terminated once we obtain such certificate. Due to changes in the relevant PRC regulations, we have not been granted such certificate for this land.  Therefore, pursuant to applicable PRC law, we are not permitted to operate our manufacturing facility without such certificate and as a result, there is a risk that the PRC government may declare our Land Lease Agreement invalid.

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

In addition, China’s entry into the World Trade Organization may lead to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced in the local Chinese market. We may face additional competition if these products are considered to be better than the type of feed additives we produce. If we are not successful in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which could have a material adverse effect on our business, financial condition, results of operations and share price.  We may not be able to compete successfully against existing or new competition in our markets.

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

We believe that our past performance has been based on, and our future prospects will depend upon, in large part, our ability to continue to improve our existing feed additive products or develop new feed products.  We may not be successful in introducing, marketing and producing any new feed products or feed additive product innovations, or that we will develop and introduce, in a timely manner, innovations to our existing products which satisfy customer needs or achieve market acceptance.  Our failure to develop new feed additive products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

We purchase many commodities that we use for raw materials and packaging; price changes for such commodities may adversely affect our profitability.

The raw materials used in our feed additive business are largely commodities that experience price fluctuations caused by external conditions and changes in governmental agricultural programs that we cannot control.  As a result, we try to recover our commodity cost increases by increasing prices, promoting a higher-margin product mix and creating additional operating efficiencies.  Substantial increases in the prices of packaging materials, such as corrugated cardboard, aluminum products, films and plastics, or higher prices of our raw materials could adversely affect our operating performance and financial results. Any substantial fluctuation in the prices of raw materials, if not offset by increases in our sales prices, could adversely affect our profitability.

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

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise.  The Environmental Protection Bureau of Huadu District, Guangzhou issued the Opinion on the Environmental Impact Statement regarding the Construction Project of Tanke Group on February 16, 2004.  To date, we have not obtained any documentation of environment appraisal and acceptance inspection with respect to the completion of projects of the factory buildings and the production lines, because we have not obtained a Land Use Right Certificate for such site nor have we been granted Property Ownership Certificate. We are in the process of applying for a Land Use Right Certificate, which will enable us to obtain an environmental appraisal and acceptance inspection with respect to our facilities.  Following our receipt of a Land Use Right Certificate, we anticipate that we will be able to obtain the necessary environmental approvals, but there can be no assurance in this regard.  We may not be able to comply with environmental regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent.  Therefore, if the Chinese government imposes more stringent regulations in future, we may have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations.  Furthermore, no assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us.  If we fail to obtain our Land Use Right Certificate or to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and be subject to claims for damages that may require us to pay substantial fines or have our operations suspended or even be forced to cease operations.

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

Product liability claims or product recalls can adversely affect our business reputation and expose us to increased scrutiny by local, provincial, and central governmental regulators. The packaging, marketing and distribution of agricultural feed additive products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death of livestock, other animals or humans. We could be required to recall certain of our feed additive products in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our feed additive products. We may be required to perform product recalls, or that product liability claims will be asserted against us in the future. Any claims that may be made may create adverse publicity that would have a material adverse effect on our ability to market our feed additive products successfully or on our business, reputation, prospects, financial condition and results of operations. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

Our current and future operations substantially depend on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our business does and will depend in substantial part on the continued service of our senior management and founder, including but not limited to Guixiong Qiu, Xugang Shu and Bo Jun.  The loss of the services of one or more of our key personnel could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance for any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in the diverse areas required for continuing our operations. The rapid growth of the economy in China has caused intense competition for qualified personnel. We may not be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

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

If we need additional financing, we may not be available to find such financing on satisfactory terms or at all. The cost of obtaining additional financing may adversely affect our stockholders or the financial interests of the Company.

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

There are risks involved with the operation of Guangzhou Tanke under the VIE Agreements.  We received an opinion, dated January 4, 2011,  from Martin Hu & Partners, our PRC legal counsel, that if the Chinese government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the Chinese restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

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

Any of these actions could have a material adverse impact on our business, financial condition and results of operations. Under PRC law the feed additive industry is not currently prohibited from receiving direct foreign investments.  We implemented the VIE Agreements in order to ensure that if PRC law changes in the future that it will not adversely affect us.

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

Under the VIE Agreements, China Flying, through its ownership of Kanghui Agricultural, holds an option to purchase all or a portion of the equity of Guangzhou Tanke at a price, pro rata in case of not all, based on the capital paid in by the Tanke Shareholders ($1,147,704 or 9.5 million RMB).  If applicable Chinese laws and regulations require an appraisal of the equity interest or provide other restrictions on the purchase price, the purchase price shall be the lowest price permitted under the applicable Chinese laws and regulations. As Guangzhou Tanke is already a contractually controlled affiliate to our company, Kanghui Agricultural’s purchase of Guangzhou Tanke’s equity would not bring immediate benefits to us.  Due to the existence of the VIE Agreements, we currently receive all of the revenue of Guangzhou Tanke, after the payment of taxes.  Therefore, even if we own Guangzhou Tanke, we will not have a stronger claim to its revenue.  In addition, payment of the option price would significantly decrease our cash and this reduction of cash would have a material adverse impact on our financial position.

If the consulting service agreement between Kanghui Agricultural and Guangzhou Tanke is terminated, it could materially and adversely affect the business operation of our company.

Either Guangzhou Tanke or Kanghui Agricultural may terminate the consulting service agreement entered into by and between them as part of the VIE agreements if circumstances arise that could materially and adversely affect the performance of the objectives of this agreement. We may close our control over the operations of Guangzhou Tanke if the consulting service agreement is terminated.

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

In addition, we currently do not maintain a building ownership certificate for our manufacturing facility.  Because Guangzhou Tanke does not have land use right certificate on this parcel of land, it neither applied for nor will be granted a building ownership certificate for the manufacturing facility it built on this parcel of land. We may not be able to eventually obtain the building ownership certificate for the foresaid land with reasonable cost.

Economic, political and social conditions in China are subject to significant uncertainty and could affect our business.

All of our operations are located in China and our business is subject to political and economic uncertainties in China.  The economy of China differs from the economies of most developed countries in many respects, including the level of government involvement, the level of development, control of foreign exchange, and methods for allocating resources. A substantial portion of productive assets in China are owned by the Chinese government.  Changes in Chinese policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on imports, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises may occur from time to time without notice and could have a material adverse effect on our business. Nationalization or expropriation could result in the total loss of our investment in China.  We have no control over most of these risks and may be unable to anticipate changes in Chinese economic and political conditions.

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

In the fiscal year ended December 31, 2011, we derived approximately 99% of our sales in China.  A slowdown or other adverse developments in China’s economy may materially and adversely affect our customers, demand for our products and our business.

During the fiscal year ended December 31, 2011, we generated 99% of our sales in China.  We continue to focus our growth of business primarily in China in the next few years simply due to the market growth potential and the cost of doing business is still relatively low comparing with selling overseas.   However, the significant growth of China’s economy in recent years may not continue.  The industry which we are involved in China is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the Chinese economy which may affect demand for our products.  In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Although we are in one of the industries the Chinese government highly supports – agriculture, and receive certain preferential treatment, we are uncertain how significant an overall economic slowdown or recession in China will reduce the demand of our products and adversely affect our business.

We may have limited legal recourse under Chinese laws if disputes arise under our contracts with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  In addition, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations business and financial condition.

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

Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations.  Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations.  We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

The application of Chinese regulations relating to the overseas listing of Chinese domestic companies is uncertain,  we may be subject to penalties for failing to request approval of the Chinese authorities prior to listing our shares in the U.S. and we may be subject to additional approval requirements for Kanghui Agricultural’s acquisition of Guangzhou Tanke.

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

The new mergers and acquisitions regulations also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise that owns well-known trademarks or China’s traditional brands. If within two years, the relevant PRC authority determines that Kanghui Agricultural lacks a business in the ordinary course, Kanghui Agricultural may be considered as a wholly foreign owned holding company and therefore Kanghui Agricultural’s acquisition of Guangzhou Tanke may be subject to additional approvals that are required under the new M&A Rule. Complying with the requirements of the new mergers and acquisitions regulations in completing this type of transactions could be time-consuming, and any required approval processes, including CSRC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

To date, the Chinese residents who are shareholders of Guangzhou Tanke do not own any equity in the Company, and for such reason they do not need to file registrations with the foreign exchange authority pursuant to Notice 75. The ground for this statement is Article 2 of Notice 75, according to which a Chinese resident is required to file the registration under Notice 75 only when it is to directly establish or indirectly control an offshore special purpose vehicle. Strictly speaking, the execution of the call option agreement alone shall not be deemed to own any shares in the Company and therefore will not trigger the registration of Notice 75. Unless and until Tanke shareholders intend to exercise the call option to own the shares of the Company, they will not be required to complete the registration under Notice 75.

Pursuant to the vesting schedule set forth in the Call Option Agreement, the Tanke Shareholders are permitted to exercise their options for shares of common stock in the Company. When exercising their right to acquire Option Shares, the Tanke Shareholders will need to file registrations with SAFE. Any failure by the Tanke Shareholders to file their registration with SAFE or the failure of future shareholders of our Chinese subsidiaries who are Chinese residents to comply with the registration procedures set forth in the SAFE Circular No. 75 will restrict and prohibit such individuals from transferring the proceeds from a sale of common stock to China.  If such sales proceeds are transferred to China without SAFE registration, any individual in violation thereof could be subject to a fine imposed by the PRC foreign exchange control agency in an amount of approximately 30% of the sales price as well as criminal liabilities. See “Business—Government Regulation – Foreign Exchange Regulation”.

Under applicable PRC laws, a Chinese domestic resident legal person or natural person (collectively, the “Resident Person”) shall register with SAFE if such Resident Person “directly establishes or indirectly controls” a Special Purpose Vehicle in another country. The aforementioned “directly establish or indirectly controls” could be by an individual Resident Person or by several Resident Persons collectively.

The Special Purpose Vehicle means a foreign enterprise established for the purpose of an equity financing (including convertible bond financing) outside of China by using the assets or interests held by such individual or several Resident Persons in the Chinese enterprise. In this regard, if the Tanke Shareholders exercise their right under the Call Option Agreement and, therefore, individually or collectively control us, under applicable PRC law, we will be deemed to be a Special Purpose Vehicle because we are controlled by a Resident Person and our interests in Guangzhou Tanke, through the VIE Agreements, was used in connection with our equity financing in the US.

Before exercising their rights under the Call Option Agreement, none of the Tanke Shareholders may obtain shares in us and, therefore, shall not be deemed to be controlling us. In this regard, Circular 75 will not apply. After exercising their rights under the Call Option Agreement, the Tanke Shareholders (all of them are Chinese residents and, therefore, fall into the definition of Resident Person) will be deemed as individually or collectively controlling us. Therefore, the Tanke Shareholders will need to register with SAFE according to Circular 75. SAFE Circular No. 75 affects the Tanke Shareholders and does not apply to any shareholders who are not PRC residents.

Generally, without registering under SAFE Circular No. 75, the Tanke Shareholders are not able to transfer proceeds received from dividends or sales of the stock into China.  Accordingly, such persons will be subject to penalties if they transfer money into China without the previous Circular 75 registration and SAFE approval.  The penalties include a fine of less than 30% of the evaded foreign exchange, and could include a fine of more than 30% of the evaded foreign exchange.

It is expressly stated in the Article 1 of Notice 75 that Notice 75 only applies to Chinese residents (including the natural person holding Chinese identity card or passport; the natural person habitually residing in China for economic or other benefit ties without holding Chinese identity card or passport; and the company, institution or other economic entity incorporated in China) who directly establish or indirectly control the special purpose vehicle. Therefore, under Notice 75, only a Chinese resident who directly establishes or indirectly controls the special purpose vehicle is liable for registration with local foreign exchange authority. Notice 75 does not extend its application to any non-Chinese resident, such as the Company, or any non-Chinese shareholders of the Company. As to Kanghui Agriculture, although it is a Chinese resident, it does not engage in any activity within the scope of “directly establishing or indirectly controlling the special purpose vehicle”, and therefore is not within the application of Notice 75.

For such reason, the Company, the non-Chinese shareholders of the Company, and the subsidiaries of the Company will not be subject to any administrative or criminal liabilities due to Tanke’s shareholder’s failure to comply with Notice 75.

The uncertainty regarding the interpretation and implementation of Notice 75 that may have impact on the Company is the definition of "Control" stipulated in Article 1 of Notice 75. Notice 75 applies only to Chinese residents who intend to directly establish or INDIRECTLY CONTROL an offshore purpose vehicle for the purpose of raising capital overseas. It is stipulated in Notice 75 that "Control" shall refer to "the behavior that a Chinese resident obtains the rights to carry out business operation of, to gain proceeds from or to make decisions for a special purpose vehicle by means of acquisition, trusteeship, holding shares on behalf of others, voting rights, repurchase, convertible bonds, etc."

Mr. Qiu Guixiong, one of the Tanke shareholders, is the sole director of the Company and therefore has the decisive power to the operation of the Company. However, he obtains the control over the Company by means of directorship in the Company rather than any of the means expressly set out in Notice 75 (i.e., acquisition, trusteeship, holding shares on behalf of others, voting rights, repurchase, convertible bonds).

Notice 75 remains unclear on whether the control gained through the directorship should be deemed “Control” within its application. To date, there is no further amendment or detailed interpretation regarding the definition of "Control" of Notice 75. Our informal consultation with some officials of foreign exchange authorities confirmed that the control over a special purpose vehicle through the position of directorship does not belong to the scope of the “Control” under Notice 75. We are therefore of the opinion that, in absence of further amendments or detailed regulations regarding the definition of "Control" in Notice 75, the chance that Mr. Qiu Guixiong's position will be definitely determined as "control" over the Company is rare.

However, if the Chinese local foreign exchange authority determines under its own discretion that Mr. Qiu Guixiong is a de facto controller of the Company and his control over the Company should be deemed to be within the scope of Notice 75, Mr. Qiu Guixiong may be required to finish the registration under Notice 75, even before he exercises the call option right on the shares of the Company.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer, or Circular 698, released in December 2009 by China's State Administration of Taxation, or the SAT, effective as of January 1, 2010.

Pursuant to the Circular 698 effective on January 1, 2010, where a foreign investor transfers the equity interests of a Chinese resident enterprise indirectly via disposing of the equity interests of an overseas holding company, which we refer to as an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor shall report such Indirect Transfer to the competent tax authority of the Chinese resident enterprise. The Chinese tax authority will examine the true nature of the Indirect Transfer, and if the tax authority considers that the foreign investor has adopted an abusive arrangement in order to avoid Chinese tax, they will disregard the existence of the overseas holding company and re-characterize the Indirect Transfer and as a result, gains derived from such Indirect Transfer may be subject to Chinese withholding tax at the rate of up to 10%. Circular 698 also provides that, where a non-Chinese resident enterprise transfers its equity interests in a Chinese resident enterprise to its related parties at a price lower than the fair market value, the competent tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

Wong Kwai Ho’s transfer of her 100% shareholding interest in China Flying to Golden Genesis may be deemed an indirect disposal of equity interest of Guangzhou Tanke, a Chinese resident enterprise, through China Flying. This transfer may be subject to examination by Chinese tax authorities and could be subject to Wong Kwai Ho been required to pay a withholding tax of 10%.

SAFE rules and regulations may limit our ability to transfer the net proceeds from future offerings to Guangzhou Tanke, which may adversely affect the business expansion of Guangzhou Tanke.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer the net proceeds from future offerings.

We may be considered a resident enterprise of the PRC, and if so, the Enterprise Income Tax Law of PRC relating to PRC taxation on resident enterprise may subject us or our Shareholders to penalties, limit our ability to distribute dividend to our shareholders or otherwise adversely affect us.

               The Enterprise Income Tax Law (the “EIT Law”) of the PRC and its implementing rules provide that enterprises established outside China whose “de facto management bodies” are located in China are considered “resident enterprises” and subject to the uniform 25% enterprise income tax rate on global income. Our management is substantially based in the PRC and expects to be based in the PRC in the future. It is unclear and uncertain how the PRC tax authorities would interpret and implement the EIT Law and its implementing rules and it remains uncertain whether the PRC tax authorities would determine that we are a “resident enterprise” or a “non-resident enterprise”. If we are deemed as resident enterprise, we will be subject to a 25% enterprise income tax rate. If we are deemed as resident enterprise, any failure to pay the enterprise income tax may result in a fine imposed by relevant PRC tax authorities in an amount from RMB2,000 to RMB10,000, and any failure to pay the income tax within a limited period of time as requested by the PRC tax authorities may result in a fine in amount from 50% to 500% of the taxes unpaid or underpaid.

Due to various restrictions under Chinese laws on the distribution of dividends by our Chinese operating companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended, the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of China (2006) contain the principal regulations governing dividend distributions by wholly foreign-owned enterprises. Under these regulations, wholly foreign-owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Additionally, prior to the distribution of the dividend, wholly foreign-owned enterprises are required to set aside 10% of their annual net income as certain company statutory reserves, until the total amount of such reserves reach to 50% of the registered capital of the foreign-owned enterprises. These reserves can only be utilized to make up the loss or be converted to the registered capital of the foreign-owned enterprises and are not distributable as cash dividends except in the event of liquidation.

In accordance with these regulations, Kanghui Agriculture is required to remain 10% of its net income annually, as determined in accordance with the PRC’s accounting rules and regulations, as the statutory reserve fund until the amount of such statutory reserve reaches 50% of its registered capital. Such statutory reserve cannot be distributed in cash to China Flying and in turn to our common stock shareholders, until and unless Kanghui Agriculture is liquidated. To date, we have segregated $373,406 related to the statutory reserve requirements.

Additionally, the SAFE Circular No. 75 requires Chinese residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of Chinese companies, referred to in the SAFE Circular No. 75 as special purpose vehicles, or SPVs. Chinese residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before June 30, 2006. Further, Chinese residents are required to file amendments to their registrations with the local SAFE branch if their SPVs undergo a material event involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions or long-term equity or debt investments.

To date, the Chinese residents who are shareholders of Guangzhou Tanke do not own any equity in the Company, and for such reason such Chinese residents currently do not need to file registrations with SAFE pursuant to SAFE Circular No. 75. When the Chinese residents exercise their options in the future to receive any share of the Company pursuant to the Call Option Agreement, they will need to file registrations with SAFE. In that case, before the Chinese residents complete the registration with SAFE, Kanghui Agriculture cannot remit out of China its dividend and, as a result, we may experience delay or difficulty in paying the dividends on our common stock.

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

Foreign exchange transactions by Chinese operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of and need to register with Chinese government authorities, including SAFE.  In particular, if Guangzhou Tanke, which we control via the VIE Agreement, borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance Guangzhou Tanke by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts.  These limitations could affect Guangzhou Tanke’s ability to obtain foreign exchange through debt or equity financing.

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

Companies operating in China must comply with a variety of labor laws, including the Labor Contract Law of China enacted in June 2007, or the New Labor Contract Law, and laws requiring us to make social insurance (including unemployment insurance, medical insurance, and pension) and other staff welfare-oriented payments (such as housing funds).  Our failure to comply with these laws could have a material adverse effect on our business.  The New Labor Contract Law, which became effective on January 1, 2008, imposes stricter obligations on employers including a requirement that employers execute written labor contracts with all of their employees.  Among our 165 employees, we have paid social insurance for 151 of our employees and 14 employees participated in commercial insurance due to the fact that they are transferred to the Company from other companies who have paid their social insurance. Our failure to remain in compliance with Chinese labor laws including social insurance requirements in the future could adversely impact our results of operations.

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

The OTCQB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE AMEX.  The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of shares of our common stock.

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

The former shareholders of Guangzhou Tanke are eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied an one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of the closing of the Private Placement, 1% of our issued and outstanding shares of common stock equals approximately 133,241 shares (without giving effect to any conversion of Notes or exercise of Warrants or Agent Warrants).  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.  A stockholder that is not an affiliate of the Company, and that acquired shares of common stock pursuant to its conversion of the Notes or its exercise of the Warrants, shall be permitted to sell its shares of common stock pursuant to Rule 144(i) on or after February 10, 2012.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses, in excess of $100,000, that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices and internal control and procedures of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, could have a material adverse effect on our business and stock price.

As a public company, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which will require annual management assessments of the effectiveness of our internal control over financial reporting.  During the course of our testing, we may identify deficiencies, which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the new regulations to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our Board of Directors, particularly to serve on our Audit Committee, and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 and, although we are currently exempt from the requirement that our independent auditor provide a report addressing the effectiveness of internal control over financial reporting, our independent registered public accounting firm may not be able or willing to issue an qualified report on the effectiveness of our internal control over financial reporting if we become subject to such requirement in the future.  If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy.  If either we are unable to conclude that we have effective internal control over financial reporting, or to the extent we are subject to the requirement, our independent auditors are unable to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Our Bylaws provide that, unless otherwise prescribed by statute, special meetings of the stockholders can only be called by the Chairman of our Board of Directors, our President, or by the Board of Directors, or in their absence or disability, by any Vice President; and can be called by the President or, in his or her absence or disability, by a Vice President or by the Secretary upon the written request of the holders of not less than 15% of all the shares entitled to vote at the meeting. These provisions may discourage, delay or prevent a merger, acquisition or other change of control that our stockholders may consider favorable.  Such provisions could impede the ability of our common stockholders to benefit from a change of control and, as a result, could materially adversely affect the market price of our common stock and your ability to realize any potential change-in-control premium.

Our employees and management do not have significant experience in the preparation or supervising the preparation of our financial statements in accordance with US GAAP.

Prior to the completion of this offering, Guangzhou Tanke operated as a private company located in China.  In connection with the completion of the offering the Company acquired control of Guangzhou Tanke by virtue of VIE agreements. In the process of taking these steps to prepare our company for this offering, Guangzhou Tanke's senior management became the senior management of the Company. Guangzhou Tanke's senior management has limited experience managing a public company in the U.S. or complying with such U.S. laws, regulations and obligations. These obligations can be burdensome and complicated, and failure to comply with such obligations could have a material adverse effect on the Company. In addition, we expect that the process of learning about such new obligations as a public company in the United States will require senior management to devote time and resources to such efforts that might otherwise be spent on the operation of the business of the Company.

Historically our operations have been in China, and we have prepared our financial statements and maintained our books and records in accordance with China GAAP and have not previously been required to comply with U.S. GAAP. We recently hired a new Chief Financial Officer that is familiar with U.S. GAAP.  In addition, we have engaged outside consultants who have significant experience with U.S. GAAP to prepare the conversion from China GAAP into U.S. GAAP.  Furthermore, our financial statements are audited by our independent registered public accounting firm for compliance with U.S. GAAP standards. Yet, we cannot assure that our management has identified or fully remedied all material weaknesses in our internal controls of financial reporting pursuant to U.S. GAAP. If deficiencies go undetected or unremedied, our financial statements may not accurately reflect our financial condition as required by U.S. GAAP. We will evaluate these risk factors that impact our ability to prepare financial statements and maintain our books and records in accordance with U.S. GAAP in the future in concluding on the effectiveness of disclosure controls and procedures under Item 307 of Regulation S-K and internal control over financial reporting under Item 308 of Regulation S-K.

Item 2. Properties.

Our corporate office is located at East Tower of Hui Hao Building, No. 519 Machang Road, Pearl River New City, Guangzhou, China.  Our manufacturing facility is in a modern 34,000 square-meter facility in the Huadu Economic District, in Guangdong province.

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

A second manufacturing facility is being built at the economic and industrial development zone in Qingyuan where the Company has acquired a Land Use Agreement from the local government.  This particular area is designated specifically for the purpose of building manufacturing factories of this kind and we are only one of the new occupants among many other similar manufacturers.  There is no land use right issue for this facility. This facility is projected to be fully operational in early 2013.

Item 3. Legal Proceedings.

Currently there are no legal proceedings pending or threatened against us or our subsidiaries. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Public Market for Common Stock

We are a reporting company under the Exchange Act, and our public filings can be accessed at www.sec.gov.  Effective February 10, 2011, our common stock is listed for quotation on the Over-The-Counter Bulletin Board under the trading symbol “TNBI” (formerly “GHND”).  There has been limited trading in our shares since they became eligible for trading on the OTCBB during the third quarter of 2009.

The following table sets forth the reported high and low bid prices for our common stock for the periods indicated as reported by the OTCBB during the last two fiscal years (N/A indicates no trading during such period):

TNBI (formerly GHND)
	High	Low
Fiscal Year 2010
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$0.10	$0.10
Fourth Quarter	N/A	N/A
Fiscal Year 2011
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A
Fiscal Year 2012
First Quarter	$0.35	$0.15

Holders

As of March 30, 2012, there were 13,324,083 shares of our common stock outstanding held by approximately 58 stockholders of record.  The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

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

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in China. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

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

Overview

We are one of the leading animal nutrition and feed additive providers in China and in 2009 were designated a certified high-tech company by the Guangzhou City Commission of Science and Technology as recognition for new technology developed by us in the agriculture industry. Our products optimize the growth and health of livestock such as pigs and cattle, as well as farmed fish, and seek to capitalize on China’s growing demand for safe and reasonably priced food. Feed additives are utilized in China at less than half the rate of the United States and Europe, and we have a significant growth opportunity as Chinese farmers and ranchers include a greater amount of increasingly sophisticated additive to their feed.

We have more than 165 employees, with 40 engaged in sales or sales-related activities. Our headquarters and manufacturing facilities are in a state-of-the-art 34,000 square-meter facility in the capital city of Guangzhou, in Guangdong province. We currently produce 22 branded feed additives, with each brand available in seven different mixes that correspond to different states of an animal’s life cycle.

Our major products address most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which account for approximately 79% of our revenue, Feed Acidifiers, Seasonings and Flavor Enhancers, which account for approximately 17% of our revenue, and Herbal Medicinal Additives, which account for approximately 1% of our revenue. Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations. We currently market 22 different brands of feed additives at various price points to meet the demands of existing and prospective customers. Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. While the majority of our sales are domestic, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 1.64% of our total sales~~.~~

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Basis of Preparation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and have been consistently applied.

Basis of consolidation

These consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE-Guangzhou Tanke (the “Group''). All significant inter-company balances and transactions within the Group have been eliminated.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of the amount due from related parties, the net realizable value of inventories, the estimation of useful lives of property and equipment and intangible assets, allowance of bad debt and the value of warrants. Actual results could differ from those estimates.

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

Trade Receivables

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

Intangible Asset

The intangible asset consists of two land use rights, which are recorded at cost less accumulated amortization. Amortization is provided over the term of the land use right agreements on a straight-line basis.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

Statutory Reserves

In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company, Guangzhou Tanke is required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to statutory reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

As of December 31, 2011 and 2010, the statutory reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

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

The Company’s revenue is generated through the wholesale and retail sale of livestock feed additives including organic trace mineral additives, functional regulation additives, herbal medicinal additives and raw materials. Before the Company recognizes revenue on these product sales, written purchase orders and contracts are received in advance of all shipments of goods to customers. For sales within the Company’s own province, delivery is made by Company employees. Such delivery occurs on the same day as shipment. For delivery outside the province, shipment is made through a separate logistics company that assumes the risk of loss. Revenue is recognized upon shipment of goods to the customers. The Company typically does not incur bad debt losses because this type of loss is deducted from the salesperson’s compensation, thereby mitigating the loss to the Company. Therefore, collectability is reasonably assured.

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of December 31, 2011 and 2010, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

Cost of Goods Sold

Cost of revenue consists primarily of material cost, labor cost, overhead associated with the manufacturing process and directly related expenses.

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses.  As of December 31, 2011 and 2010, the Company incurred research and development costs amounted to $246,038 and $91,397, respectively.

Value Added Tax

In accordance with the relevant tax laws in the PRC, VAT is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct the VAT it has paid on eligible purchases. The difference between the amounts collected and paid is presented as VAT recoverable or payable balance on the balance sheet.

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

Earnings per share (EPS)

Earnings per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Foreign Currency Translation

The Company, its subsidiaries and VIE maintain financial statements in the functional currency of each entity. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Consolidation of Variable Interest Entities

According to the requirements of Statement of Financial Accounting Standards No. 810-10, “Variable interest Entities”, the Company has evaluated the economic relationships of its wholly owned subsidiary, China Flying and its wholly-owned subsidiary Kanghui Agricultural with Guangzhou Tanke and has determined that it is required to consolidate China Flying, Kanghui Agricultural and Guangzhou Tanke pursuant to the rules of FASB ASC Topic 810-10. Therefore Guangzhou Tanke is considered to be a VIE, as defined by FASB ASC Topic 810-10 , of which China Flying is the primary beneficiary as a result of its wholly owned subsidiary Kanghui Agricultural. China Flying, as mentioned above, will absorb a majority of the economic risks and rewards of all of these VIE that are being consolidated in the accompanying financial statements.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31,	December 31,
	2011	2010
Current assets and Long term notes receivables	$13,929,777	$8,647,731
Property, plant and equipment	4,801,723	4,332,006
Intangible assets	837,525	286,892
Total assets	19,569,025	13,266,629
Total liabilities	(1,572,020)	(2,932,483)
Net assets	$17,997,005	$10,334,146

Results of Operations of the Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

The following is a comparison of our revenue, costs of sales and gross profit by segment for the year ended December 31, 2011 and 2010.

Revenue and Costs of Sales

The following is comparison of our revenue, costs of sales and gross profit by segment for the years ended December 31, 2011 and 2010.

	Year Ended
	December 31,
	2011	2010	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$18,855,958	$15,197,415	$3,658,543	24.1%
Functional Regulation Additives	4,163,823	3,388,111	775,712	22.9%
Herbal Medicinal Additives	281,036	419,450	(138,414)	-33.0%
Other	531,910	1,092,808	(560,898)	-51.3%
	$23,832,727	$20,097,784	$3,734,943	18.6%

Segment costs of sales
Organic Trace Mineral Additives	$11,907,294	$9,291,424	$2,615,870	28.2%
Functional Regulation Additives	2,571,920	2,098,021	473,899	22.6%
Herbal Medicinal Additives	219,856	381,205	(161,349)	-42.3%
Other	363,449	926,676	(563,227)	-60.8%
	$15,062,519	$12,697,326	$2,365,193	18.6%

Segment gross profit
Organic Trace Mineral Additives	$6,948,664	$5,905,991	$1,042,673	17.7%
Functional Regulation Additives	1,591,903	1,290,090	301,813	23.4%
Herbal Medicinal Additives	61,180	38,245	22,935	60.0%
Other	168,461	166,132	2,329	1.4%
	$8,770,208	$7,400,458	$1,369,750	18.5%

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

Revenue from organic trace mineral additives for the year ended December 31, 2011 increased by $3,658,543, or 24.1%, as compared to 2010 due to a volume variance.  In 2011, this revenue accounted for approximately 79% of our revenues for 2011 as compared to 76% for 2010. Our gross profit margin for the organic trace mineral additive sales amounted to 36.9% and 38.9% for the year ended December 31, 2011 and 2010, respectively. The decrease in our gross profit margin was primarily due to higher material and labor costs compared with last year while we needed to keep our prices steady to increase our volume.

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

Revenue from functional regulation additives for the year ended December 31, 2011 increased by $775,712, or 22.9%, as compared to the same period in 2010. The increase in sales is primarily due to increased volume sales to existing customers due to adopting a lower pricing strategy.  The gross profit percentage for functional regulation additives for 2011 amounted to 38.2% as compared to 38.1% in the same period of 2010. The gross profit percentage for functional regulation additives had been trending down in 2011 due to increase in cost but the introduction of higher margin new products in the third quarter reversed the trend. As a result, the gross profit margin for the year 2011 remained consistent overall with 2010.

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

Revenue from herbal medicinal additives for the year ended December 31, 2011 decreased by $138,414, or 33.0%, as compared to the same period in 2010. The decrease is primarily due to unstable market demand for the products.

Other

Other revenue decreased by $560,898, or 51.3%, during the year ended December 31, 2011 as compared to the same period in 2010.  Other revenue mainly consists of buying and then reselling raw materials.  This revenue is very price sensitive, and since our costs increased in the second quarter of 2011 to the point that selling raw materials actually lost money, we have curtailed this activity. Going forward, we do not expect this to be a significant source of revenue.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the year ended December 31, 2011 and 2010.

	Year Ended
	December 31,
	2011	2010	$ Change	% Change

Gross profit	$8,770,208	$7,400,458	$1,369,750	18.5%
Selling expenses	(2,463,901)	(1,885,845)	(578,056)	30.7%
Administrative expenses	(4,486,490)	(834,761)	(3,651,729)	437.5%
Depreciation and amortization	(81,004)	(47,159)	(33,845)	71.8%
Other operating expenses	-	(258,584)	258,584	-100.0%
Income from operations	1,738,813	4,374,109	(2,635,296)	-60.2%
Other income/expense
Interest income	95,834	4,828	91,006	1885.0%
Interest expense	(1,361,703)	(100,265)	(1,261,438)	1258.1%
Amortization of discount on notes	(2,467,511)	-	(2,467,511)	100.0%
Registration rights agreement expense	(460,206)	-	(460,206)	100.0%
Foreign exchange losses, net	-	(1,899)	1,899	-100.0%
Income (loss) before income taxes	(2,454,773)	4,276,773	(6,731,546)	-157.4%
Income tax expense	(681,321)	(582,493)	(98,828)	17.0%
Net income (loss)	$(3,136,094)	$3,694,280	$(6,830,374)	-184.9%

Selling, General and Administrative Expenses

Selling expenses for the year ended December 31, 2011 increased by $578,056 as compared to 2010. The amount increased in 2011 due to the increase in our volume of sales, along with an increase in travel and meeting expenses for the sales department staff to develop new customers and expand the market.

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

General and administrative expenses for the year ended December 31, 2011 increased by $3,651,729 as compared to 2010. The increase was largely due to $2,491,938 of expenses associated with the issuance of shares of common stock to service providers in 2011. Additionally, we had higher professional service expenses associated with our public filings in 2011 and higher bank charges for capital transfer to offshore subsidiary and VIE, which did not occur in 2010.

Other Income/Expenses

Interest income for the year ended December 31, 2011 increased by $91,006 as compared to 2010 primarily due to higher cash balances on hand during 2011 relating to the private placement transaction which provided net proceeds of $6,522,563 in February 2011.

Interest expense for the year ended December 31, 2011 amounted to $1,361,703, which consisted primarily of amortization of capitalized offering costs of $709,409 relating to the convertible notes payable issued in February 2011. Interest expense also includes the interest on our convertible notes of $545,445 and interest expense from other debt outstanding of $106,849.

 Additionally, we recorded amortization associated with the discounts on our convertible notes payable of $2,467,511 for the year ended December 31, 2011. These expenses did not occur in 2010.

The registration rights agreement expense relates to the amount we owe investors for failing to have our registration statement effective as of September 18, 2011. As a result, we estimated the total amount we will need to pay and have recorded it in this account. We did not have this agreement in 2010 and therefore there was no corresponding expense.

Income Tax Expense

Approximately 99% of our income was generated from mainland China and was generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, except for one subsidiary, Guangzhou Tanke Bio-Tech Co. Ltd, which obtained tax exemption on April 2007 from the State Tax Bureau of Huadu District, Guangzhou. Guangzhou Tanke Bio-Tech was a joint venture enterprise and was eligible for tax reduction and exemption, which enjoys the “two year exempt, three years half” benefits. These benefits are the result of a new tax law passed by the National People’s Congress of China in 2007. It means Tanke was exempt from tax for the first two years, which ended in 2008, and now pays one half the 25% tax rate for the next three years, through 2011.

Taking into consideration the new tax law, the effective statutory tax rate for Guangzhou Tanke Bio-Tech was 12.5% both for years ended December 31, 2011 and 2010. Beginning in 2012, Guangzhou Tanke Bio-Tech will be required to pay tax under tax rate of 15% as it is designated as a certified high-tech company since 2009, which is valid for 3 years.

The income tax expense amounted to $681,321 for the year ended December 31, 2011, an increase of $98,828 and 16.9% compared to 2010, which was attributed to the increase in taxable income for the year ended December 31, 2011. Without the tax rate benefit afforded to Guangzhou Tanke Bio-Tech, the Company’s income tax expense would have been $1,299,035 and $1,139,595 for 2011 and 2010, respectively.

Liquidity and Capital Resources

Comparison of December 31, 2011 and 2010

As of December 31, 2011, and 2010 we had cash balances of $7,700,156 and $2,222,025, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Year Ended
	December 31,		$	%
	2011	2010	Change	Change

Net cash provided by operating activities	$3,544,279	$4,384,988	$(840,709)	19.2%
Net cash used in investing activities	(3,559,483)	(2,821,822)	(737,661)	26.1%
Net cash provided by financing activities	5,815,761	(1,220,739)	7,036,500	-576.4%
Effect of foreign currency conversion on cash	(322,427)	61,723	(384,150)	-622.4%
Net increase in cash	$5,478,130	$404,150	$5,073,980	1255.4%

Transfer of Offshore Funds into China

The most commonly accepted way to transfer offshore funds to our subsidiaries is through the increase of a subsidiary’s registered capital. Specifically, overseas funds such as proceeds of an offering can be contributed to our wholly foreign owned subsidiaries in China, Kanghui Agricultural, as a result of an increase in the registered capital of Kanghui Agricultural. China Flying contributed $3,999,900 into Kanghui Agricultural and Kanghui Agricultural has filed its increase of registered capital certificate from $75,000 to $4,074,990 with Guangzhou Administration for Industry and Commerce on May 5th, 2011.

The easiest way to transfer funds from Kanghui Agricultural to Guangzhou Tanke is via a loan agreement from Kanghui Agricultural to Guangzhou Tanke for Guangzhou Tanke’s operation. In connection with this loan, Guangzhou Tanke may be required by Kanghui Agricultural to pledge all or part of its assets as collateral to secure such loans.

Kanghui Agricultural may also buy certain Guangzhou Tanke’s assets or businesses. Upon the completion of such acquisition, such business or assets will be utilized by Kanghui Agricultural in providing Guangzhou Tanke with the specified consulting and technical services under the Consulting Services Agreement between Guangzhou Tanke and Kanghui Agricultural.

Alternatively, Kanghui Agricultural may make a capital contribution to Guangzhou Tanke, subject to the restriction below and provided that there is not a change in the current PRC law that prohibits such equity investment. Due to the restrictions under the Circular 142, RMB converted from registered capital of our WFOE, Kanghui Agricultural, cannot be used to make an equity investment in Guangzhou Tanke to increase the registered capital of Guangzhou Tanke. The converted RMB can only be used for activities falling under the respective business scope as provided in the respective business licenses of Guangzhou Tanke. PRC law does not prohibit a WFOE from making an equity investment, however Circular 142 restricts a WFOE from using RMB converted from its registered capital to making such equity interest.

Kanghui Agricultural may invest cash in Guangzhou Tanke pursuant to methods that are not restricted by Circular 142:

1. Kanghui Agricultural can utilize the RMB generated by its operations in PRC to increase the registered capital of Guangzhou Tanke, which is not subject to regulation of Circular 142;

2. We can expand our investment in Guangzhou Tanke through asset investments rather than through equity investment in the future, which is not restricted under the Circular 142; and

3. We can restructure our WFOE, Kanghui Agricultural, to foreign-invested investment companies because the Circular 142 does not regulate the equity investment activities of a foreign-invested investment company. However, the threshold to set up a foreign-invested investment company is fairly high, with a minimum registered capital of $30,000,000 and other strict conditions which cannot be fulfilled by us at this point in time. Incorporation of a foreign-invested investment company is subject to approval of the PRC Ministry of Commerce or its local counterparts, and each equity investment made by such foreign-invested investment company is also be subject to SAFE’s verification.

Interest Transfer from Guangzhou Tanke to Kanghui Agricultural

Kanghui Agricultural and Guangzhou Tanke have entered into a Technical Services Agreement, under which Guangzhou Tanke will transfer substantially all of its profit to Kanghui Agricultural as the technical service fee.

Cash Transfer out of China

The PRC government imposes currency exchange controls on all cash transfers out of China; A China domiciled subsidiary can instruct one of a number of banks authorized by the government to handle outbound foreign exchange transactions in China to make a cash transfer out of China, and the bank will make such transfer after its receipt and satisfactory review of documents evidencing compliance with the regulations and procedures mandated by the Chinese government;

Cash transfers related to product or service purchases, or payments for royalties and related charges do not require pre-approval, but require the China domiciled subsidiary to furnish to the bank the following supporting documents:

•	a form which describes the amount and type of the proposed transfer in accordance with China’s currency exchange control regulations;
•	documentation that all required approvals or filings for the product, service or license to be purchased (where applicable)
•	have been obtained (for example, if a China domiciled entity desires to purchase imported technology, the purchase requires approval from the Ministry of Commerce);
•	relevant agreements or contracts (e.g., sales contracts, service agreements or license agreements, etc.);
•	corresponding invoices or payment notices; and
•	tax payment receipts.

Cash transfers out of China to a foreign parent for purposes of profits repatriation and dividends do not require pre-approval. Pursuant to applicable regulations, foreign-invested enterprises in China, like Kanghui Agricultural, may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. The regulations require the China domiciled subsidiary to furnish to the bank the following supporting documents:

•	a form which describes the amount and type of the proposed transfer in accordance with China’s currency exchange control regulations;
•	a foreign-invested enterprise foreign exchange registration certificate;
•	a board resolution or shareholder’s resolution approving the repatriation of profits or dividends;
•
a copy of its statutory accounts for the most recently completed fiscal year (financial statements prepared in accordance with Chinese governmental regulations and audited by an approved independent auditor); and

•	corresponding tax payment receipts.

The cash transfer mechanisms described above are examples of current account transactions under China’s currency exchange controls. Other types of transactions, such as repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity are examples of capital account transactions under China’s currency exchange controls. Capital account transactions require prior approval from China’s State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China.

It is possible that the requirements for a China domiciled subsidiary to transfer cash out of China may be changed without prior notice or any due process. It is also possible that the Company may experience delays in accomplishing transfers of cash from its China domiciled subsidiary.

Operating Activities

Net cash provided by operating activities was $3,544,279 for the year ended December 31, 2011 compared to cash provided of $4,384,988 for the year ended December 31, 2010. Although we had a net loss of $3,136,094 during the year ended December 31, 2011, a significant amount of our expenses were non-cash related such as $2,491,938 in expenses associated with the issuance of common stock for services, $2,467,511 for the amortization of the discounts recorded on our convertible notes payable, as well as $709,409 of offering cost amortization. These non-cash expenses offset the loss and allowed us to continue generating cash from operations.

Investing Activities

Net cash used in investing activities was $3,559,483 for the year ended December 31, 2011, which was the result of an increase in other receivables of $2,404,598, spending for the acquisition of property and equipment of $701,022, spending for the purchase of intangible assets of $529,938, offset by cash of $76,075 acquired as a result of the acquisition of China Flying in the first quarter of 2011. During 2010, our net cash used in investing activities was $2,821,822 due primarily to spending for the acquisition of property and equipment of and construction in progress $2,970,511.

Financing Activities

Net cash provided by financing activities was $5,815,761 for the year ended December 31, 2011. The proceeds from financing activities were the result of net proceeds from the issuance of convertible notes of $6,522,563, offset by an increase in restricted cash of $706,802. During 2010, our cash used in financing activities was $1,220,739 resulting from payments made on bank borrowings of $892,134, payments made to related parties of $328,605, offset by a decrease in restricted cash of $148,689.

Our bank borrowings stem from an original note with the bank in the amount of RMB15,000,000. The interest rate is divided between different borrowings, and ranges between 5.4% and 5.85%. If we fail to use the funds in accordance with the agreement, specifically for technical innovation, there is a penalty equal to 100% of upward fluctuation in the interest rate. To date we have not violated this provision of the note. Furthermore, if we are late on any payments, the interest rate increases by 50%. At December 31, 2011, the outstanding balance on the note was $1,413,821, of which $471,274 is due May 21, 2012, $314,182 is due October 30, 2012 and the remainder is due January 30, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

TANKE BIOSCIENCES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
   Stockholders of Tanke Biosciences Corporation

We have audited the accompanying consolidated balance sheet of Tanke Biosciences Corporation as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011. Tanke Biosciences Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanke Biosciences Corporation as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TANKE BIOSCIENCES CORPORATION

We have audited the accompanying consolidated balance sheets of Tanke Biosciences Corporation fka Guangzhou Tanke Industry Co. Ltd. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Parker Randall CF (H.K.) CPA Limited

Certified Public Accountants
Hong Kong

May 12, 2011

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Current assets:
Cash and cash equivalents	$7,700,156	$2,222,025
Restricted cash	706,802	-
Accounts receivable, net	1,917,699	1,767,968
Inventory	1,187,895	1,354,282
Note receivable-related parties, current portion	239,476	2,033,622
Other receivables	2,567,396	112,569
Other current assets	4,548,268	164,846
Deferred tax assets	46,042	17,887
Total current assets	18,913,734	7,673,199

Property, plant and equipment, net	4,771,299	1,554,589
Construction in progress	35,878	2,777,417
Intangible asset, net	838,089	286,892
Notes receivable-related parties, long-term portion	-	974,532
Other non-current assets	328,006	-
Total assets	$24,887,006	$13,266,629

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$784,777	$604,913
Other payable and accrued liabilities	758,907	192,298
Income tax payable	1,216,841	699,637
Current portion of long-term borrowing	785,456	905,975
Advance from customers	-	3,176
Total current liabilities	3,545,981	2,405,999

Convertible notes payable	4,488,881	-
Note payable - related party	13,722	-
Advance from government grant	355,754	73,497
Long term borrowing	628,365	452,987
Total liabilities	9,032,703	2,932,483
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized, 13,324,083 and 10,758,000 issued and
outstanding as of December 31, 2011 and 2010,
respectively	13,324	10,758
Additional paid-in capital	12,220,181	1,417,098
Retained earnings	2,695,983	5,832,077
Statutory reserve	373,406	373,406
Accumulated other comprehensive income	551,409	530,070
Total stockholders' equity	15,854,303	8,163,409
Non-controlling interest in subsidiary	-	2,170,737
Total equity	15,854,303	10,334,146
Total liabilities and stockholders' equity	$24,887,006	$13,266,629

The accompanying notes are an integral part to these consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended
	December 31,
	2011	2010

Net sales	$23,832,727	$20,097,784
Costs of sales	(15,062,519)	(12,697,326)
Gross profit	8,770,208	7,400,458
Selling expenses	(2,463,901)	(1,885,845)
Administrative expenses	(4,486,490)	(834,761)
Depreciation and amortization	(81,004)	(47,159)
Other operating expenses	-	(258,584)
Income from operations	1,738,813	4,374,109
Other income/expense
Interest income	95,834	4,828
Interest expense	(1,361,703)	(100,265)
Amortization of discount on notes	(2,467,511)	-
Registration rights agreement expense	(460,206)	-
Foreign exchange losses, net	-	(1,899)
Income (loss) before income taxes	(2,454,773)	4,276,773
Income tax expense	(681,321)	(582,493)
Net income (loss)	$(3,136,094)	$3,694,280
Non-controlling interest in earning of subsidiaries	-	(956,025)
Net (loss) income available to shareholders	$(3,136,094)	$2,738,255
Other comprehensive income, net of tax:
Effects of foreign currency conversion	56,629	203,605
Translation attributable to non-controlling interest	-	(39,125)
Comprehensive income (loss)	$(3,079,465)	$2,941,860

Net income (loss) available to common shareholders per share:
Basic	$(0.24)	$0.34
Diluted	$(0.24)	$0.34
Weighted average shares outstanding:
Basic	13,083,333	10,758,000
Diluted	13,083,333	10,758,000

The accompanying notes are an integral part of these consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated Other	Non-
	Common Stock		Additional	Retained	Statuory	Comprehensive	Controlling	Total
	Shares	Amount	Paid-in capital	Earnings	Reserve	Income	Interest	Equity

Balance at December 31, 2008, restated in terms of the Share
Exchange Agreement	10,758,000	$10,758	$1,343,868	$1,101,492	$373,406	$361,595	$583,165	$3,774,284
Increase in paid-in capital			73,230					73,230
Net income				1,992,330			591,671	2,584,001
Foreign currency translation						3,993	751	4,744
Balance at December 31, 2009, restated in terms of the Share
Exchange Agreement	10,758,000	10,758	1,417,098	3,093,822	373,406	365,588	1,175,587	6,436,259
Net income				2,738,255			956,025	3,694,280
Foreign currency translation						164,482	39,125	203,607
Balance at December 31, 2010, restated in terms of the Share
Exchange Agreement	10,758,000	10,758	1,417,098	5,832,077	373,406	530,070	2,170,737	10,334,146
Effect of VIE Agreement with China Flying			2,133,917			(35,290)	(2,170,737)	(72,110)
Effect of Share Exchange Agreement	399,180	399	54,200					54,599
Effect of Private Placement			6,125,195					6,125,195
Shares issued for consulting services	2,166,903	2,167	2,489,771					2,491,938
Net loss				(3,136,094)				(3,136,094)
Foreign currency translation						56,629		56,629
Balance at December 31, 2011	13,324,083	$13,324	$12,220,181	$2,695,983	$373,406	$551,409	-	$15,854,303
The accompanying notes are an integral part of these consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2011	2010

Operating activities:
Net income (loss)	$(3,136,094)	$3,694,280
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	400,013	136,140
Common stock issued for services	2,491,938	-
Amortization of discount on convertible notes payable	2,467,511	-
Amortization of offering asset	709,409	-
Provision for bad debt	90,185	-
Inventory provision	41,585	-
Changes in operating assets and liabilities:
Accounts receivable	(169,664)	(239,613)
Inventories	173,356	(333,943)
Other current assets	(3,380,518)	139,307
Other assets	(61,660)	-
Government grant	274,171	(81,032)
Due from (to) related parties	2,584,892	-
Accounts payable	153,420	555,220
Other payables and accrued liabilities	457,109	(161,118)
Income tax payable	478,810	401,961
Deferred tax asset	(26,946)	17,887
Investment in unconsolidated entities	-	252,772
Advance from customer	(3,238)	3,127
Net cash provided by operating activities	3,544,279	4,384,988

Investing activities:
Increase in other receivables	(2,404,598)	-
Change in restricted cash	-	148,689
Purchase of property and equipment	(701,022)	(76,071)
Increase in construction in progress	-	(2,894,440)
Purchase of intangible assets	(529,938)	-
Increase in cash due to acquisition of China Flying	76,075	-
Net cash provided by investing activities	(3,559,483)	(2,821,822)

Financing activities:
Due from (to) realted parties	-	(328,605)
Change in restricted cash	(706,802)	-
Net proceeds from issue of convertible notes	6,522,563	-
Decrease in bank borrowings	-	(892,134)
Net cash provided by financing activities	5,815,761	(1,220,739)

Effect of foreign currency translation	(322,427)	61,723

Net increase in cash	5,478,130	404,150
Cash, beginning of period	2,222,025	1,817,875
Cash, end of period	$7,700,155	$2,222,025

Supplemental disclosures of cash flow information:
Cash paid for interest	$652,294	$100,265
Cash paid for income taxes	$249,916	$184,989

The accompaning notes are an integral part of these consolidated financial statements

TANKE BIOSCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Also on January 3, 2011, our board of directors unanimously approved a resolution to enter into a Share Exchange Agreement with China Flying, and Golden Genesis Limited, a British Virgin Islands company ("Golden Genesis"), the sole stockholder of China Flying. Under the terms of the Share Exchange, Golden Genesis exchanged 100% of its capital stock in China Flying for 10,758,000 shares of authorized, but previously unissued Greyhound common stock, post-split as described below. Also, at the closing, we issued an aggregate of 2,166,903 shares (post split) of our authorized, but previously unissued common stock to a U.S. advisor. Following the closing of the agreement on February 9, 2011, China Flying became our wholly owned subsidiary.

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

At the time of the Share Exchange Agreement, Greyhound had 3,397,787 shares of common stock issued and outstanding. Following the reverse split, but prior to the issuance of shares pursuant to the acquisition of China Flying, the outstanding shares were reduced to 399,180 shares. Split shares issued in connection with the reverse stock split were fully paid and non-assessable. The number of stockholders will remain unchanged as a result of the reverse split. The par value of our common stock remained unchanged.

As management of Guangzhou Tanke obtained control of the Company, the Share Exchange was treated as a reverse merger. Accordingly, for accounting purposes Guangzhou Tanke was the acquirer so historical financial information presented herewith is that of Guangzhou Tanke. Consequently, there was no step-up in the basis of the assets of Guangzhou Tanke, as Guangzhou Tanke was the acquirer for accounting purposes.

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

Guangzhou Tanke has historically self financed, and has been a profitable enterprise. However, on February 9, 2011, Tanke Biosciences sold convertible notes payable (see Note 9 below) with net proceeds of $6,522,563. Such proceeds will be used to finance the operations and growth of Guangzhou Tanke.

As Tanke Biosciences has complete control over Guangzhou Tanke, all assets presented on the balance sheet of Tanke Biosciences are available to settle obligations of Tanke Biosciences. Furthermore, there are no liabilities on the balance sheets of Guangzhou Tanke that do not have recourse against the assets of Tanke Biosciences. As Guangzhou Tanke is our sole operating entity, nearly all operating assets and liabilities are those of Guangzhou Tanke.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Preparation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and have been consistently applied.

(b) Basis of consolidation

These consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE-Guangzhou Tanke (the “Group''). All significant inter-company balances and transactions within the Group have been eliminated.

(c) Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of the amount due from related parties, the net realizable value of inventories, the estimation of useful lives of property and equipment and intangible assets, allowance of bad debt and the value of warrants. Actual results could differ from those estimates.

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

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.  The Company maintains certain cash accounts in individuals’ names.  The accounts are used solely and exclusively to facilitate certain corporate transactions that cannot be consummated through the use of corporate accounts, due to PRC banking regulations.

(g) Restricted Cash
Deposits that are restricted in use are classified as restricted cash.

(h) Trade Receivables

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

(k) Intangible Asset

The intangible asset consists of two land use rights, which are recorded at cost less accumulated amortization. Amortization is provided over the term of the land use right agreements on a straight-line basis.

(l) Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

(m) Statutory Reserves

In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company, Guangzhou Tanke is required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to statutory reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

As of December 31, 2011 and 2010, the statutory reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

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

The Company’s revenue is generated through the wholesale and retail sale of livestock feed additives including organic trace mineral additives, functional regulation additives, herbal medicinal additives and raw materials. Before the Company recognizes revenue on these product sales, written purchase orders and contracts are received in advance of all shipments of goods to customers. For sales within the Company’s own province, delivery is made by Company employees. Such delivery occurs on the same day as shipment. For delivery outside the province, shipment is made through a separate logistics company that assumes the risk of loss. Revenue is recognized upon shipment of goods to the customers. The Company typically does not incur bad debt losses because this type of loss is deducted from the salesperson’s compensation, thereby mitigating the loss to the Company. Therefore, collectability is reasonably assured.

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of December 31, 2011 and 2010, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

(o) Cost of Goods Sold

Cost of revenue consists primarily of material cost, labor cost, overhead associated with the manufacturing process and directly related expenses.

(p) Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses.  As of December 31, 2011 and 2010, the Company incurred research and development costs amounted to $246,038 and $91,397, respectively.

(q) Value Added Tax

In accordance with the relevant tax laws in the PRC, VAT is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct the VAT it has paid on eligible purchases. The difference between the amounts collected and paid is presented as VAT recoverable or payable balance on the balance sheet.

(r) Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740, “IIncome Tax”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company is subject to value added tax (“VAT”) and corporate income taxes.  In connection with these taxes, the Company is audited every year by the various taxing authorities.  The Company is subject to the normal annual audit for the year ended December 31, 2011.  In the event that fraud or impropriety is found, the taxing authorities can also go back five years to audit the Company’s tax compliance.

(s) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from net income or loss, investments by owners and distributions to owners. The Company’s only component of other comprehensive income is the foreign currency translation adjustment.

(t) Earnings per share (EPS)

Earnings per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

(u) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(v) Foreign Currency Translation

The Company, its subsidiaries and VIE maintain financial statements in the functional currency of each entity. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

(w) Financial Instruments

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

(x) Consolidation of Variable Interest Entities

According to the requirements of Statement of Financial Accounting Standards No. 810-10, “Variable interest Entities”, the Company has evaluated the economic relationships of its wholly owned subsidiary, China Flying and its wholly-owned subsidiary Kanghui Agricultural with Guangzhou Tanke and has determined that it is required to consolidate China Flying, Kanghui Agricultural and Guangzhou Tanke pursuant to the rules of FASB ASC Topic 810-10. Therefore Guangzhou Tanke is considered to be a VIE, as defined by FASB ASC Topic 810-10 , of which China Flying is the primary beneficiary as a result of its wholly owned subsidiary Kanghui Agricultural. China Flying, as mentioned above, will absorb a majority of the economic risks and rewards of all of these VIE that are being consolidated in the accompanying financial statements.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31,	December 31,
	2011	2010
Current assets and Long term notes receivables	$13,929,777	$8,647,731
Property, plant and equipment	4,801,723	4,332,006
Intangible assets	837,525	286,892
Total assets	19,569,025	13,266,629
Total liabilities	(1,572,020)	(2,932,483)
Net assets	$17,997,005	$10,334,146

(y) Recent Accounting Updates

In June 2011, the FASB issued ASC Topic 220 “Comprehensive Income” that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update also eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. One of the areas concerned is to add disclosures about the sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, which require the most judgment in determining fair value. The provisions of ASU 2011-04 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities. Public entities will begin adoption in the first interim period beginning after December 15, 2011. Early adoption is not permitted, The Company is currently evaluating the impact of this standard upon its adoption on the Company’s consolidated financial statements.

3. RESTRICTED CASH

As of December 31, 2011 and 2010, the Company has restricted cash amounts to $706, 802 and $0, respectively.

On February 9, 2011, in connection with the Private Placement, the Company entered into an Escrow Agreement (the “Interest Escrow Agreement”) with the Lead Placement Agent and the Escrow Agent, as escrow agent.  Pursuant to the terms of the Interest Escrow Agreement, the Company deposited into escrow an amount of proceeds of the Private Placement equal to one semi-annual interest payment on the convertible notes to secure prompt interest payments under the notes amounted to $306,802. When the notes mature or are converted into stock, the cash in this account will be released from restriction.

The Company also sets aside restricted fund amounted to $400,000 for investor relations expenditure in another escrow account.

4. INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
	2011	2010

Raw materials	$538,465	$653,212
Finished goods	360,873	182,631
Work in pogress	242,748	472,060
Packaging material	45,810	46,379
	$1,187,895	$1,354,282

As of December 31, 2011 and 2010, the Company’s provision for slow-moving and obsolete inventories amounted to $41,585 and $0, respectively.

5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,	December 31,
	2011	2010

Account receivables	$2,150,981	$1,911,065
Less: Allowance for doubtful accounts	(233,282)	(143,097)
	$1,917,699	$1,767,968

As of December 31, 2011 and 2010, the Company’s allowance for doubtful accounts amounted to $233,282 and $143,097, respectively.

6. NOTES RECEIVABLES – RELATED PARTIES

Notes receivables – related parties consisted of the following.

Current portion	December 31,	December 31,
	2011	2010
Advance to director	$239,149	$2,033,622
Others	327	-
	$239,476	$2,033,622

Non-current portion	December 31,	December 31,
	2011	2010
Advance to director	$-	$974,532
	$-	$974,532

Advance to directors represents advance payment made to directors for business development activities and will normally be repaid within one year.

7.  OTHER RECEIVABLES

Other receivables consisted of the following.

	December 31,	December 31,
	2011	2010

Deposit and others	$13,425	$13,724
Advance to staff	40,511	98,845
Loan to customers and suppliers	2,513,460	-
	$2,567,396	$112,569

Loans to customers and suppliers represent 8% interest bearing advances to one of the Company’s customers and one supplier, both of which are effective in December 2011 and expected to be repaid within one year.

8. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31,	December 31,
	2011	2010

Prepayment to suppliers	$3,633,674	$115,078
Deferred expenses	-	49,768
Offering costs, net	914,594	-
	$4,548,268	$164,846

Prepayment primarily represents advance payment to suppliers for purchase of raw material.

In connection with the private placement, the Company incurred $1,624,002 of closing costs. These costs have been reflected as other current assets and are being amortized using the interest method over the expected life of the related convertible notes payable. Amortization of these costs is recorded as interest expense. As of December 31, 2011, the remaining book value of these closing costs amounted to $914,594.

9. PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property, plant and equipment consisted of the following.

	December 31,	December 31,
	2011	2010

Buildings and leasehold improvements	$4,518,397	$1,507,916
Plant and equipment	1,024,245	613,287
Motor vehicles	166,884	52,908
Office equipment	164,907	83,599
Total property, plant and equipment	5,874,433	2,257,710

Accumulated depreciation	1,103,134	703,121
Property, plant and equipment, net	$4,771,299	$1,554,589
Construction in progress	35,878	2,777,417
	$4,807,177	$4,332,006

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

As of December 31, 2011 and 2010, the Company recorded depreciation expense amounted to $365.996 and $136,140, respectively.

10. INTANGIBLE ASSET, NET

The intangible asset primarily represents two land use rights and consisted of the following.

	December 31,	December 31,
	2011	2010

Deposit for land use right	$835,985	$286,892
Other	2,104	-
	$838,089	$286,892

On November 21, 2003, the Company applied to the Government of Huaqiao Town, Huadu District, Guangzhou, for the land use right of No. 2 Industry Area of Huaqiao Town (i.e., Laohutou Lot, Wangongtang) covering an area of around 430,000 square feet. The Company has paid $259,774 as consideration for the land use right.

On October 22, 2010, the Company applied to the Administration Committee of Qingyuan Huaqiao Industrial District for the land use right covering an area of around 60 acres. The Company has paid $576,211 as consideration for the land use right and started the construction project during the year.

As of December 31, 2011 and 2010, the Company recorded amortization expense amounted to $34,017 and $0, respectively.

11.  OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following.

	December 31,	December 31,
	2011	2010
Staff loans	$265,167	$-
Others	62,836	-
	$328,003	$-

Staff loans are made to employees under terms that call for repayment of the amounts within two years.

12. OTHER PAYABLE AND ACCRUED LIABILITIES

	December 31,	December 31,
	2011	2010

Other payables	$67,751	$911
Staff welfare payable	68,057	96,417
Accrued payroll	46,294
Value added tax payable	93,140	50,230
Registration rights penalties	460,206	-
Other tax payable	23,459	44,740
	$758,907	$192,298

Other payables represent registration rights penalties associated with the registration right agreement, loans from third parties, which are interest free, unsecured and repayable on demand.

13. CONVERTIBLE NOTES PAYABLE

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

In connection with the issuance of the Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors which sets forth the rights of the investors to have the shares of common stock underlying the Notes and Warrants registered with the SEC for public resale. Pursuant to the Registration Rights Agreement, we agreed to file, no later than April 11, 2011, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than September 18, 2011. If the registration statement is not effective by September 18, 2011 (the “Effectiveness Failure”) or if, after the effective date, sales of securities included in the registration statement cannot be made (including, without limitation, because of a failure to keep the registration statement effective, to disclose such information as is necessary for sales to be made pursuant to the registration statement, to register a sufficient number of shares of Common Stock or to maintain the listing of the Common Stock) (a “Maintenance Failure”) then, as liquidated damages (and in complete satisfaction and to the exclusion of any claims or remedies inuring to any holder of the securities) the Company is required to pay an amount in cash equal to 1% of the aggregate purchase price paid by the Investors on each of the following dates: (i) 20 days following the date of a Filing Failure; (ii) 30 days following the initial day of a Maintenance Failure; (iii) on every thirtieth day thereafter (pro-rated for periods totaling less than thirty days) until such failure is cured; (iv) on every thirtieth day after the day of an Effectiveness Failure and thereafter (pro rated for periods totaling less than thirty days) until such Effectiveness Failure is cured; (v) on every thirtieth day after the initial day of a Maintenance Failure and thereafter (pro rated for periods totaling less than thirty days) until such Maintenance Failure is cured. The payments to be made by the Company are limited to a maximum of 6% of the aggregate amount paid by the Investors ($460,204.29). As of June 30, 2011, the Company did not expect to incur any registration delay payments and has not accrued any such payments. The Company will continue to assess the likelihood of payments under this arrangement, and will recognize these estimates into earnings in the period in which they become likely in accordance with ASC 825-20, Registration Payment Arrangements.

As required by FASB ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our financial instruments that are measured at fair value on a recurring basis under FASB ASC 815 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

As of December 31, 2011, the book value of the Notes amounted to $4,488,881, which consisted of the aggregate face value of $7,670,071, less the remaining discount of $3,181,190.

14. INCOME TAX

The Company’s VIE, Guangzhou Tanke, is a “domestic enterprise” that is registered and operated in Guangzhou, the PRC.

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

As of December 31, 2011 and 2010, the income tax payable for the Company amounted to $1,216,841 and $699,637, respectively.

A reconciliation of the provision for income taxes with the expected income tax computed by applying the US Federal statutory income tax rate to the income before the provision for income taxes is as follows.

	Years Ended
	December 31,
	2011	2010

Income tax at US Federal statutory rate	$(834,624)	$1,256,055
Difference in Chinese rate versus US rate	(441,937)	(116,460)
Tax holiday for Chinese subsidiary	(617,714)	(557,102)
Difference in Hong Kong tax rate	204,827	-
Other	4,008	-
Change in valuation allowance	2,366,760	-
Total	$681,321	$582,493

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  As approved by the relevant tax authority in the PRC, income tax rates will be 25% for 2012 and thereafter.

The income tax provision consists of the following.

	Year Ended December 31,
	2011	2010
Current provision
PRC	$709,476	$582,493

Deferred provision	(28,155)	-
	$681,321	$582,493

Significant components of the Company’s deferred tax asset are as follows.

	December 31,	December 31,
	2011	2010

Allowance for doubtful accounts in China	$46,042	$17,887
Net operating loss carryforward	1,873,030	-
Share based payment	493,730	-
Valuation allowance	(2,366,760)	-
Net deferred tax asset	$46,042	$17,887

The Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities and the major one is the China Tax Authority.  The Company is audited every year by an agency of the Chinese tax authority and remains subject to the normal annual audit for the year ended December 31, 2011.  In the event that fraud or impropriety is found, the taxing authorities can also go back five years to audit the Company’s tax compliance. As the Company is audited every year, there are no uncertain tax positions requiring accrual or disclosure in accordance with ASC 740-10, Income Taxes.

15. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive. There is no dilution factor occurred during 2011 and 2011, the basic EPS equals diluted EPS.

The numerators and denominators used in the computations of basic and dilutive earnings (loss) per share are presented in the following table:

	For The Years Ended Dec. 31
BASIC/DILUTED	2011	2010
Numerator for basic/diluted earnings (loss) per share attributable to the Company’s common stockholders
Net income (loss) used in computing basic/diluted earnings per share	$(3,136,094)	$3,694,280-
Basic/diluted weighted average shares outstanding	13,083,333	10,758,000
Basic/diluted earnings (loss) per share	$(0.24)	$0.34

16. LONG-TERM BORROWINGS

The details of the Company’s long-term borrowings are as follows:

	December 31,	December 31,
	2011	2010

Bank loans bearing interest at 5.4% and 5.85% per
annum, maturing on May 21, 2012 and January 30, 2013.
The loans are uncollateralized other than restricted cash
deposited at the bank.	$1,413,821	$1,358,962

Less: Current portion	(785,456)	(905,975)
	$628,365	$452,987

The bank loans consist of $785,456 (RMB 5,000,000) and $628,365 (RMB 4,000,000), bearing interest at 5.4% and 5.85% per annum, maturing on May 21, 2012 and January 30, 2013, respectively.

17. GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and ratably recognizes the amount as a reduction of research and development expense when the related research and development activities are performed.  Government grant balances are $355,754 and $73,497 as at December 31, 2011 and 2010, respectively.

18. SEGMENT INFORMATION

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

Property, equipment and other assets are shared and not tracked separately by segment. Administrative expenses are also not tracked by segment. There are also no intersegment sales or purchases made by the Company.  The following is a breakdown of revenue and costs of sales by segment.

	Year Ended December 31,
	2011	2010

Segment revenues
Organic Trace Mineral Additives	$18,855,958	$15,197,415
Functional Regulation Additives	4,163,823	3,388,111
Herbal Medicinal Additives	281,036	419,450
Other	531,910	1,092,808
	$23,832,727	$20,097,784

Segment costs of sales
Organic Trace Mineral Additives	$11,907,294	$9,291,424
Functional Regulation Additives	2,571,920	2,098,021
Herbal Medicinal Additives	219,856	381,205
Other	363,449	926,676
	$15,062,519	$12,697,326

Segment gross profit
Organic Trace Mineral Additives	$6,948,664	$5,905,991
Functional Regulation Additives	1,591,903	1,290,090
Herbal Medicinal Additives	61,180	38,245
Other	168,461	166,132
	$8,770,208	$7,400,458

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

(1) On January 20, 2012, our Board of Directors approved the dismissal of Parker Randall CF (HK) CPA Limited (“Parker Randall”) as our independent auditor, effective immediately.

Parker Randall’s reports on our financial statements as of and for the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2010 and 2009 and through Parker Randall’s dismissal on January 20, 2012, there were (1) no disagreements with Parker Randall on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Parker Randall, would have caused Parker Randall to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

While there were no disagreements with Parker Randall as described in the foregoing paragraph, at the conclusion of Parker Randall’s engagement, there were certain unresolved issues related to the amount of the Company’s estimated tax liability that may be due to the PRC tax bureau as referenced in Exhibit 16.1 of Amendment No. 1 to the Company’s Form 8-K/A filed January 31, 2012. Parker Randall reviewed the treatment of the tax matter after discussion with the Board and the Management for the said tax liability accrual and approved the filing of the Form 10-Q for the period ended September 30, 2011, which included an accrual and disclosure of this matter.  Furthermore, EFP Rotenberg LLP, the new auditor, is aware of the issue, and we have not placed any limitation on the communication Parker Randall is authorized to have with EFP Rotenberg LLP.

 We furnished Parker Randall with a copy of this disclosure on March 8, 2012, providing Parker Randall with the opportunity to furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree.  A copy of Parker Randall’s letter to the SEC was filed as Exhibit 16.1 to the current report on Form 8-K/A filed on March 15, 2012.

Concurrent with the decision to dismiss Parker Randall as our independent auditor, the Board of Directors appointed EFP Rotenberg LLP (“EFP”) as our independent auditor. During the years ended December 31, 20110 and 2010 and through the date hereof, neither the Company nor anyone acting on its behalf consulted EFP with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that EFP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

(2) Effective May 17, 2011, upon the approval of the board of directors of the Company, the Company dismissed Sadler, Gibb & Associates (“Sadler”) as the Company’s independent registered public accountant.

The report of Sadler on the Company’s financial statements for the fiscal year ended December 31, 2009 and 2008 included an explanatory paragraph that noted substantial doubt about the Company’s ability to continue as a going concern. The audit reports of Sadler on the financial statements of the Company for the fiscal years ended December 31, 2009 and 2008 did not otherwise contain any adverse opinion or a disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2010, 2009 as well as the subsequent interim period preceding our decision to dismiss Sadler, there have been no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Sadler on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sadler, would have caused them to make reference thereto in their report on financial statements for such years.

On June 29, 2011, the Company provided Sadler with a copy of the foregoing disclosures it is making in response to Item 4.01 on this Form 8-K, and requested Sadler to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of Sadler response letter, dated June 30, 2011, is attached as Exhibit 16.1 to the Form 8-K/A filed on July 5, 2011.

On May 17, 2011, upon the approval of the board of directors of the Company, Parker Randall was appointed as the independent registered public accounting firm for the Company.  Parker Randall served as the independent registered public accounting firm for Guangzhou Tanke and its subsidiaries, prior to our acquisition of Guangzhou Tanke pursuant to the transactions set forth in the Share Exchange Agreement, dated as of January 3, 2011, by and between the Company (formerly known as Greyhound Commissary, Inc.), China Flying Development Limited (“China Flying”) and Golden Genesis Limited, the sole shareholder of China Flying. During the Company’s fiscal years ended December 31, 2010, 2009 as well as the subsequent interim period preceding our decision to retain Parker Randall, the Company did not consult with Parker Randall regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management identified material weaknesses in internal control over financial reporting related to the maintenance of our books and records in accordance with GAAP used in the Peoples’ Republic of China, and the conversion of those books and records to GAAP used in the United States of America. Specifically, the material weaknesses related to (1) lack of controls designed or implemented over financial reporting process as well as lack of qualified staff to effectively carry out the activities over financial reporting process, (2) lack of policies over comingling Company funds with personal bank accounts and policies over cash transactions, (3) Incomplete and inappropriate accounting records keeping, and (4) lack of U.S. GAAP expertise to identify and assess unusual or complex accounting transactions. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2011. Our management has discussed the material weakness described above with our board of directors.

In an effort to remediate the identified material weaknesses, we have hired a new Chief Financial Officer and implement additional changes to our internal control over financial reporting, including (1) timely review of reports prior to issuance, (2) a re-evaluation of our staffing needs, and (3) analysis of unusual transactions as they are occurring to allow adequate time for multiple levels of review. We plan to further strengthen our financial reporting and review procedures by working more efficiently with our auditor EFP Rotenberg, U.S. accounting consultant, and internal financial staff to shorten the closing cycles (monthly, quarterly, and year-end), improve review, audit, and disclosure control.  We plan to develop, strengthen, and document internal control procedures and policies, especially on transaction processing and recording, financial reporting and review, cash and receivable management, etc., in 2012, with the help of additional financial staff and outside consultants.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Dodd-Frank Wall Street Reform and Consumer Protection Act exempts us, as a company with a public float of less than $75 million, from the requirement that our independent registered public accounting firm attest to our financial controls.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and officers as of March 30, 2012.  Executive officers are elected annually by our board of directors.  Each executive officer holds his office until he resigns, is removed by the board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.  Each person listed below was appointed to his respective office on February 9, 2010.  Mr. Qiu was appointed as a the sole director of the Company on or about February 13, 2011, effective as of the tenth day following the later of the date of the filing of the Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 promulgated thereunder.

Name	Age	Position

Guixiong Qiu	45	Founder, CEO and Chairman of the Board of Directors

Xugang Shu	34	Vice President of Research and Development

Bo Jun	32	Marketing Director

Gilbert Lee	53	Chief Financial Officer

Guixiong Qiu.  Mr. Qiu has more than 13 years experience in the feed additives industry. Mr. Qiu earned an associate degree from South China Agricultural University with a major in Animal Inspection in 1987 and completed an Advanced Program in Agriculture Industrial and Business Management from Tsinghua University in 2005. After his graduation from college, Mr. Qiu worked for Zhengda Kangdi, a large feed producer, for three years. In 1991, he formed a logistic company trading animal drugs. From 1993 to 1996, Mr. Qiu assisted an associate in managing a flavor enhancer feed additive company. Mr. Qiu founded Guangzhou Tanke in 1997 and has been its CEO and Chairman of the Board since its inception.

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

Gilbert Lee.  Mr. Lee joined the Company as Chief Financial Officer on August 1, 2011 after a finance executive role at Dimensional Merchandising Inc., a family-owned beauty aid and pharmaceutical contract manufacturer based in Wharton, New Jersey, from 2010 to 2011. From 2008 to 2010, Mr. Lee served as Director of Finance of Two’s Company, a wholesale distributor that imports giftware and fashion accessories from China and India and is based in Elmsford, New York.  From 1998 to 2008, Mr. Lee held director level positions in finance, operations, and marketing for Essilor of America, a U.S. subsidiary of Essilor International which is the world’s largest eyeglass lens producer based in France. Mr. Lee received his MBA degree from the University of Texas at Austin after earning a master degree in accounting and a bachelor degree in marketing. Mr. Lee is also a CPA and CMA.

Committees and Meetings

We do not have a standing audit committee of the Board of Directors.  Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Family Relationships

There are no family relationships between our director and executive officers.

Involvement in Certain Legal Proceedings

Our sole director and officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our sole director and officer has not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We current do not have a code of ethics that applies to our officers, employees and directors.

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company.

To our knowledge, during the fiscal year ended December 31, 2011, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed except that Gilbert Lee failed to file a Form 3 in connection with his appointment as our chief financial officer on July 26, 2011.

Item 11. Executive Compensation.

Compensation of Executive Officers

The following table sets forth all cash compensation paid by the Company for the fiscal years of 2010 and 2011.  The table below sets forth the positions and compensation for each officer and director of the Company.  All the officers (except Gilbert Lee) were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the 2011 year average conversion rate of RMB 6.4725 to $1.00, as certified for customs purposes by the Federal Reserve Bank of New York.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guixiong Qiu (1)	2011	$46,350.00	46,350.00	-	-	-	-	-	$92,700.00
Founder, CEO and Chairman	2010	$31,384.61	38,461.53	-	-	-	-	-	$69,846.14
Gilbert Lee (2)
Chief Financial Officer	2011	$52,083.30	-	-	-	-	-	-	$52,083.30
Xugang Shu (1)
Vice President of Research	2011	$23,175.00	23,175.00	-	-	-	-	-	$46350.00
And Development	2010	$20,307.69	15,384.61	-	-	-	-	-	$35,692.30
Bo Jun (1)	2011	$7,725.00	30,900.00	-	-	-	-	-	$38,625.00
Marketing Director	2010	$30,769.23	-	-	-	-	-	-	$30,769.23
Geoff Williams (3)
President, CEO and Director	2010	$0	0	0	0	0	0	0	$0

(1) The compensation data for Guiziong Qiu, Xugang Shu and Bo Jun prior to the Share Exchange dated February 9, 2010 reflects compensation paid by Guangzhou Tanke.
(2) Mr. Lee was appointed as chief financial officer of the Company effective August 1, 2011.
(3)  Prior to the Share Exchange, Geoff Williams served as a principal executive officer and director of Greyhound.  Since its inception, Greyhound had not paid its officers any salary or consulting fees.

Employment Agreements

Since our inception and prior to the closing of the Share Exchange, we did not pay any salary or consulting fees to our officers.

On July 26, 2011, we have signed an engagement agreement with Mr. Gilbert Lee (“Mr. Lee”) as the Chief Financial Officer of the Company.  Mr. Lee’s employment agreement provides for an initial term of two (2) years and an annual base compensation of $125,000, subject to a 10% increase on January 1, 2012.  Pursuant to Mr. Lee’s employment agreement, he will be entitled to (i) an annual cash bonus, as may be determined by the Board of Directors of the Company; (ii) 30,000 options of common stock of the Company at an exercise price equal to the market price of the Company’s Common Stock on the issuance date, which shall vest on a yearly basis at a rate of 15,000 options each year for two years provided that he is employed by the Company, (iii) four weeks of vacation; and (iv)  two months of severance if (A) he terminates the agreement with good reason; (B) is terminated by the Company without cause , or (C) is terminated by the Company due to the CFO’s permanent disability or death as defined in his employment agreement. For a period of twenty-four months following termination, Mr. Lee shall not compete with, or solicit any current or prospective clients, customers, vendors, business or strategic partners or accounts of the Company.

Guangzhou Tanke has signed standard employment agreements in compliance with PRC labor laws and regulations with our current directors and senior executives. Each of these employment agreements provides for a five-year term valid until 2015. Under Chinese law, Guangzhou Tanke is obligated to pay an employee compensation equal to one month’s salary for each year Guangzhou Tanke has employed such employee, up to twelve years, upon termination (or upon expiration of any applicable employment agreement), except where (1) the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to Guangzhou Tanke; (2) the employee is then-receiving a pension; (3) the employee dies or is declared missing; and (4) Guangzhou Tanke offers to renew the employment agreement at equal or higher consideration and the employee does not accept it. Except as described above, we currently have no compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

We do not have nonqualified deferred compensation plan under the U.S. laws and regulations. Guangzhou Tanke has established its own non-qualified employee welfare plan in accordance with Chinese law and regulations, including unemployment insurance, medical insurance, pension (collectively referred to as the “social insurance”) and housing funds, etc. Guangzhou Tanke makes contribution to our employees’ social insurance according to the minimum standard permitted by the PRC labor laws and regulations. Guangzhou Tanke makes contributions 5% of the employee’s base salary to his employee housing fund and the employees contribute 5%-12% of his base salary to his housing fund.

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

Option/SAR Grants in Last Fiscal Year

We did not grant any stock options to our executive officers or directors from inception through December 31, 2011.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2012, by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Title	Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (2)

Directors and Executive Officers
Guixiong Qiu (3) Room 401, No. 5 Building, Chashan Street South China Agricultural University No. 483 Wushan Road, Tianhe District Guangzhou City, Guangdong P.R. China	Chief Executive Officer and Chairman of the Board of Directors	4,505,161	33.81%
Xugang Shu Room 401, No. 5 Building, Chashan Street South China Agricultural University No. 483 Wushan Road, Tianhe District Guangzhou City, Guangdong P.R. China	Vice President of Research and Development	0	0%
Bo Jun Room 401, No. 5 Building, Chashan Street South China Agricultural University No. 483 Wushan Road, Tianhe District Guangzhou City, Guangdong P.R. China	Director of Marketing	0	0%
Gilbert Lee 23 Langdale Road Wayne, New Jersey 07470	Chief Financial Officer	0	0%
Officers and Directors as a Group (a total of four persons beneficially owning stock)		4,505,161	33.81%

5% Owners
Bi Gao (4) Room 704 , No. 10 Tianhe Guanghe Road Guangzhou City, Guangdong P.R. China		3,203,670	24.04%
Xiuzhen Liang (5) Room 404, No. 10 Quan Fu Li Fangcun District Guangzhou City, Guangdong P.R. China		2,002,294	15.03%
Golden Genesis Limited (6)(7) Suite 2108, Nan Fung Tower 173 Des Voex Road Hong Kong		10,011,469	75.14%

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

Golden Genesis has shared power to dispose, or direct the disposition, but no power to vote, or direct the vote of such shares, while the Tanke Shareholders have shared power to dispose, or direct the disposition, but sole power to vote, or direct the vote, of the shares held by Golden Genesis on behalf of Tanke Shareholders pursuant to the Call Option Agreement and Securities Escrow Agreement.

(2)	Based on 13,324,083 shares of common stock issued and outstanding as of March 30, 2012.

(3)
Includes (i) 3,605,161 shares of common stock issued in the name of Golden Genesis that shall be transferred within the next 3 years to Mr. Qiu pursuant to the Call Option Agreement, under the terms of which Golden Genesis has agreed not to exercise any of its voting rights with respect to such shares on behalf of Mr. Qiu without the prior written consent of Mr. Qiu, before all of such shares are transferred to Mr. Qiu; and (ii) 900,000 shares of common stock over which Mr. Qiu has voting power that are issued in the name of Golden Genesis, but held in escrow, subject to the terms of the Securities Escrow Agreement, which provides that 450,000 shares will be disbursed in each of 2012 and 2013 to either the Investors, on a pro rata basis, or to Golden Genesis (and, subsequently, Mr. Qiu), based on whether the Company achieves certain financial benchmarks for the fiscal years ending December 31, 2011 and 2012. Mr. Qiu is the CEO, President and sole director of the Company.

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

We did not achieve the Adjusted Income of $4,652,410 for the year ended December 31, 2011, therefore 1,000,000 shares of common stock placed in escrow will be distributed to the Investors on a pro rata basis, pursuant to the terms of the Securities Escrow Agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Notes Receivables

Notes receivables – related parties consisted of the following:

Current portion	December 31,	December 31,
	2011	2010
Advance to director	$239,149	$2,033,622
Others	327	-
	$239,476	$2,033,622

Non-current portion	December 31,	December 31,
	2011	2010
Advance to director	$-	$974,532
	$-	$974,532

Advance to directors represents advance payment made to directors for business development activities and will normally be repaid within one year.

Loans to Affiliates

On December 24, 2010, Mr. Guixiong Qiu, Mr. Bi Gao, and Ms. Xiuzhen Liang, affiliates of the Company and stockholders of Guangzhou Tanke, executed a Promissory Note with Guangzhou Tanke Industry Co., Ltd., under the law of the PRC in amount of $3,443,198.67 for a loan that the Company previously made to them. The loan is unsecured, bears interest at a rate of 4% per annum and will mature on June 30, 2012, at which point the outstanding amount, plus accrued but unpaid interest, is due.  If the principal or interest is not paid timely, or the borrower files for bankruptcy or liquidation, or an order or judgment is entered approving the borrower's bankruptcy, the note is in default and the interest will increase to 5% per annual.

Reorganization-Related Transactions

On February 9, 2011, in connection with the Private Placement, the Company entered into the Securities Escrow Agreement with Euro Pacific, as agent, Golden Genesis and the Escrow Agent, as escrow agent.  Pursuant to the Securities Escrow Agreement, Golden Genesis placed in escrow 2,000,000 Escrow Shares, to be disbursed to either the Investors on a pro rata basis or to Golden Genesis based on the financial performance of Guangzhou Tanke, the Company’s principal operating business through the VIE Agreements.  If the Company’s “Adjusted Income” (as defined below) for the year ending December 31, 2011 is (i) at least $4,652,410, then Golden Genesis shall receive an aggregate of one million (1,000,000) Escrow Shares or (ii) less than $4,652,410, then the Investors shall receive an aggregate of one million (1,000,000) Escrow Shares.  If the Company’s Adjusted Income for the year ending December 31, 2012 is (i) at least $7,571,111, then Golden Genesis shall receive an aggregate of one million (1,000,000) Escrow Shares or (ii) less than $7,571,111, then the Investors shall receive an aggregate of one million (1,000,000) Escrow Shares.  For the purposes of the Securities Escrow Agreement, “Adjusted Income” means the sum of: (A) the Company’s net income; plus (B) any expense incurred in connection with the transactions contemplated by the Securities Purchase Agreement in connection with the Private Placement, including, without limitation, expenses related to the filing of a registration statement; plus (C) any depreciation and amortization expenses related to the expenses described in (B) above for the fiscal year ending December 31, 2011 or December 31, 2012 (as applicable), in each case as determined in accordance with generally accepted accounting principles in the United States of America, as reported in the Company’s Annual Report on Form 10-K as filed with the SEC.

We did not achieve the Adjusted Income of $4,652,410 for the year ended December 31, 2011, therefore 1,000,000 shares of common stock placed in escrow will be distributed to the Investors on a pro rata basis, pursuant to the terms of the Securities Escrow Agreement.

See “Item 1. Business – Background and Key Events” for disclosure of additional reorganization-related transactions.

Other

Other than employment and the foregoing arrangements, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party: (i) any of the Company’s directors or officers; (ii) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or (iii) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of the Company.

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

Conflict of Interest Policy

Our Board of Directors is reviewing our Conflicts of Interest Policy and such Policy may be approved following the effectiveness of the Registration Statement.   Once approved, we will file it in compliance with our obligations under the rules and regulations of the Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by EFP for the year ended December 31, 2011, by Parker Randall and by Sadler for the year ended December 31, 2011 and 2010 were as follows.

	Fiscal 2011	Fiscal 2010
Audit Fees	$189,360	$5,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$189,360	$5,500

Audit Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.  It includes the audit fees for the 2011 year-end audit performed by new auditor EFP Rotenberg which are billed and paid in 2012.

Audit Related Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for services other than the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-19 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1
Share Exchange Agreement, dated January 3, 2011, by and among Greyhound Commissary, Inc. (as now known as Tanke Biosciences Corporation, the “Company”) Golden Genesis Limited (“Golden Genesis”) and China Flying Development Limited (“China Flying”) (1)

3.1	Articles of Incorporation of the Company (2)
3.2	Certificate of Amendment to Articles of Incorporation for reverse stock split (3)

3.3	Certificate of Amendment to Articles of Incorporation for change of corporate name (3)
3.4	Bylaws of the Company (2)
4.1	Form of Note issued to the investors (the “Investors”) in the private placement of 6,669,627 units (the “Private Placement”), dated February 9, 2011 (3)
4.2	Form of Warrant issued to the Investors in the Private Placement, dated February 9, 2011 (3)
4.3	Form of Agent Warrant issued to Euro Pacific Capital, Inc. and to Newbridge Securities Corporation, dated February 9, 2011 (3)
10.1
Securities Purchase Agreement, dated February 9, 2011, by and among the Company, the Investors and, with respect to certain sections thereof, Euro Pacific Capital, Inc. and Newbridge Securities Corporation (8)

10.2	Registration Rights Agreement, dated February 9, 2011, by and among the Company and the Investors (3)
10.3	Securities Escrow Agreement, dated February 9, 2011, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, Golden Genesis and Escrow, LLC, as escrow agent (3)
10.4	Interest Escrow Agreement, dated February 9, 2011, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, and Escrow, LLC, as escrow agent (3)
10.5	Consulting Services Agreement, dated January 3, 2011, between Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”) and Guangzhou Kanghui Agricultural Technology Co., Ltd. (the “WFOE”) (3)
10.6	Operating Agreement, dated January 3, 2011, by and among Guixiong Qiu, Bi Gao, Xiuzhen Liang and Bing Teng (the “Tanke Shareholders”), Guangzhou Tanke and the WFOE (3)
10.7	Voting Rights Proxy Agreement, dated January 3, 2011, by and among Guangzhou Tanke, the Tanke Shareholders and the WFOE (3)
10.8	Equity Pledge Agreement, dated January 3, 2011, by and among Guangzhou Tanke, the Tanke Shareholders and the WFOE (3)
10.9	Option Agreement, dated January 3, 2011, by and among Guangzhou Tanke, the Tanke Shareholders and the WFOE (3)
10.10	Call Option Agreement, dated January 3, 2011, between Golden Genesis, Wong Kwai Ho and the Tanke Shareholders (3)
10.11	Employment Agreement, dated July 26, 2011, by and between the Company and Gilbert Lee (4)
99.1	Unofficial English translation of land lease agreement dated April 15, 2006, between Guangzhou Baoyuhua Industry Co., Ltd. and Guangzhou Tanke (7)
99.2	Unofficial English translation of form of employment agreement (8)
99.3	Unofficial English translation of promissory note dated December 24, 2010 signed by Guixiong Qiu, Bi Gao and Xiuzhen Liang (6)
99.4	Unofficial English translation of Loan Agreement dated May 2009 (8)
21.1	List of the Company’s Subsidiaries (5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011.
(2)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on December 16, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2011.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February14, 2011.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on May 16, 2011.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 24, 2011.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TANKE BIOSCIENCES CORPORATION

Date: April 16, 2012	By:	/s/ Guixiong Qiu
Guixiong Qiu
Chief Executive Officer (Only Authrozied Officer Principal Executive Officer)

Date: April 16, 2012	By:	/s/ Gilbert Lee
Gilbert Lee
Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Guixiong Qiu
Guixiong Qiu	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 16, 2012

/s/ Gilbert Lee
Gilbert Lee	Chief Financial Officer (Principal Financial Officer)	April 16, 2012