Form 10-Q
period 2012-03-31
Tanke Biosciences Corp
filed 2012-05-17
CIK 1452011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 000-53529

TANKE BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	No. 26-3853855
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 2801, East Tower of Hui Hao Building, No. 519 Machang Road Pearl River New City, Guangzhou, P. R. China	510627
(Address of principal executive offices)	(Zip Code)

+86 (20) 3885-9025
Registrant’s telephone number, including area code:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2012, there were 13,324,083 outstanding shares of common stock of the registrant, par value $.001 per share.

TANKE BIOSCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)

Current assets:
Cash and cash equivalents	$7,636,434	$7,700,156
Restricted cash	706,802	706,802
Accounts receivable, net	1,721,006	1,917,699
Inventories	1,359,908	1,187,895
Due from-related parties, current portion	73,948	239,476
Loans to customers and suppliers	2,693,488	2,513,460
Other receivables	70,680	53,936
Prepayment	3,317,622	3,633,674
Other current assets	745,509	914,594
Deferred tax assets	46,437	46,042
Total current assets	18,371,834	18,913,734

Property, plant and equipment, net	4,877,008	4,771,299
Construction in progress	-	35,878
Intangible asset, net	844,573	838,089
Other non-current assets	359,270	328,006
Total assets	$24,452,685	$24,887,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$514,080	$784,777
Convertible notes payable	5,179,784	-
Other payable and accrued liabilities	844,076	758,907
Income tax payable	1,175,246	1,216,841
Current portion of long-term borrowing	1,109,083	785,456
Total current liabilities	8,822,269	3,545,981

Convertible notes payable	-	4,488,881
Note payable - related party	13,722	13,722
Advance from government grant	320,883	355,754
Long-term borrowing	-	628,365
Total liabilities	9,156,874	9,032,703

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,324,083 issued and outstanding as of March 31, 2012 (unaudited) and December 31, 2011, respectively	13,324	13,324
Additional paid-in capital	12,220,181	12,220,181
Retained earnings	2,025,005	2,695,983
Statutory reserve	373,406	373,406
Accumulated other comprehensive income	663,895	551,409
Total stockholders' equity	15,295,811	15,854,303
Total liabilities and stockholders' equity	$24,452,685	$24,887,006

See accompanying notes to the condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$4,540,442	$5,941,470
Costs of sales	(2,953,211)	(3,515,066)
Gross profit	1,587,231	2,426,404
Selling expenses	(546,053)	(585,250)
Administrative expenses	(541,004)	(2,544,387)
Depreciation and amortization	(11,666)	(11,719)
Income (loss) from operations	488,508	(714,952)
Other income/expense
Interest income	21,201	1,390
Interest expense	(373,087)	(259,454)
Amortization of discount on notes	(690,903)	(759,234)
Foreign exchange losses, net	-	(79,046)
Loss before income taxes	(554,281)	(1,811,296)
Income tax expense	(116,696)	(213,355)
Net loss	$(670,977)	$(2,024,651)
Other comprehensive loss:
Effects of foreign currency translation	112,486	(519,458)
Translation attributable to non-controlling interest	-	39,125
Comprehensive loss	$(558,491)	$(2,504,984)

Net loss available to common shareholders per share:
Basic	$(0.05)	$(0.17)
Diluted	$(0.05)	$(0.17)

Weighted average shares outstanding:
Basic	13,324,083	12,166,096
Diluted	13,324,083	12,166,096

See accompanying notes to the financial statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

Operating activities:
Net loss	$(670,977)	$(2,024,651)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	123,802	11,719
Common stock issued for services	-	2,116,000
Amortization of discount on convertible notes payable	690,903	759,234
Amortization of capitalized offering costs	198,635	218,280
Changes in operating assets and liabilities:
Accounts receivable	196,693	80,911
Inventories	(172,013)	110,189
Deferred tax asset	(395)	(17,977)
Prepayment	316,052	-
Other current assets	(29,549)	(557,360)
Other non-current assets	(31,264)	-
Advance from government grant	(34,871)	(33,525)
Due from - related parties	165,528	-
Accounts payable	(270,697)	121,780
Other payables and accrued liabilities	85,169	122,215
Income tax payable	(41,595)	199,216
Advance from customer	-	(2,434)
Net cash provided by operating activities	525,421	1,103,597

Investing activities:
Increase in loans to customers and suppliers	(180,028)	-
Increase in other receivables	(16,744)	(68,648)
Change in restricted cash	-	(706,802)
Purchase of property and equipment	(193,633)	(211,130)
Purchase of intangible assets	(6,484)	-
Increase in cash due to acquisition of China Flying	-	76,075
Net cash used in investing activities	(396,889)	(910,505)

Financing activities:
Due from - related parties	-	277,112
Other receivable from State Administration of Foreign Exchange	-	(3,999,990)
Net proceeds from issue of convertible notes	-	6,522,563
Increase (decrease) in bank borrowings	(304,738)	696,551
Net cash (used in) provided by financing activities	(304,738)	3,496,236

Effect of foreign currency translation	112,486	40,741

Net (decrease) increase in cash	(63,720)	3,730,069
Cash and cash equivalents, beginning of period	7,700,156	2,222,025
Cash and cash equivalents, end of period	$7,636,436	$5,952,094

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,051	$41,173
Cash paid for income taxes	$168,472	$21,956

The accompaning notes are an integral part of these condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

In these condensed consolidated financial statements, unless the context requires otherwise, the terms “we”, “our”, “us” and the “Company” refer to Tanke Biosciences Corporation, a Nevada corporation formerly known as Greyhound Commissary, Inc. (“Greyhound”), as well as our direct and indirect subsidiaries, and our principal operating business, Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”), which we control via a series of variable interest entity contractual agreements (the “VIE Agreements”) more fully described below.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Preparation

The Company’s consolidated financial statements as of March 31, 2012 and for the three  months ended March 31, 2012 and 2011 have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012. The condensed consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Form 10-K.  These unaudited financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2011 included in our Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

(b) Basis of consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries (the “Group''). All inter-company balances and transactions within the Group have been eliminated.

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

As of March 31, 2012 and December 31, 2011, the Company’s provision for slow-moving or defective inventories amounted to $41,942 and $0, respectively.

(j) Prepayments

Prepayments represent cash paid in advance to suppliers for purchases of raw materials.

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

(l) Intangible Asset

The intangible asset primarily represented two land use rights, and they are recorded at cost less accumulated amortization.

According to the laws of China, land in the PRC is owned by the government and cannot be sold to an individual or company.  However, the government grants the users a land use right to use the land.  The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

(m) Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

(n) Statutory Reserves

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

As of March 31, 2012 and December 31, 2011, the statutory reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(o) Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, and SEC Staff Accounting Bulletin No.104.  Pursuant to these pronouncements, revenue is recognized when all of the following criteria are met:

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

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of March 31, 2012 and December 31, 2011, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

(p) Cost of Goods Sold

Cost of revenue consists primarily of material cost, labor cost, rent of land allocated to production, overhead associated with the manufacturing process and directly related expenses.

(q) Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses.

(r) Value Added Tax

In accordance with the relevant tax laws in the PRC, VAT is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct the VAT it has paid on eligible purchases. The difference between the amounts collected and paid is presented as VAT recoverable or payable balance on the balance sheet.

(s) Income Taxes

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

(t) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from net income or loss, investments by owners and distributions to owners. The Company’s only component of other comprehensive income is the foreign currency translation adjustment.

(u) Earnings per share (EPS)

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

(v) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(w) Foreign Currency Translation

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

Exchange rates used (RMB to USD)		2011	2012
Assets and liabilities	Balance sheet date (3/31)	0.1525	0.1584
Revenue and expenses	Period average (1/1 to 3/31)	0.1518	0.1588

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(x) Financial Instruments

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. One of the areas concerned is to add disclosures about the sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, which require the most judgment in determining fair value. The provisions of ASU 2011-04 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities. Public entities will begin adoption in the first interim period beginning after December 15, 2011. Early adoption is not permitted.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

3. INVENTORIES

Inventories as of March 31, 2012 and December 31, 2011 consisted of the following.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Raw materials	$775,090	$538,465
Finished goods	440,160	360,873
Work in pogress	144,056	242,748
Packaging material	42,545	45,810
Inventory allowance	(41,942)
	$1,359,908	$1,187,895
4. ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2012 and December 31, 2011 consisted of the following.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Account receivables	$1,956,292	$2,150,981
Less: Allowance for doubtful accounts	(235,286)	(233,282)
	$1,721,006	$1,917,699

5. DUE FROM RELATED PARTIES

Due from related parties consisted of the following.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Advance to director	$73,948	$239,149
Others	-	327
	$73,948	$239,476

Advance to directors represents advance payment made to directors for business development activities and will normally be repaid within one year.

6. OTHER RECEIVABLES AND LOANS TO CUSTOMERS AND SUPPLIERS

Other receivables consisted of the following.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Deposit and others	$17,113	$13,425
Advance to staff	53,568	40,511
	$70,681	$53,936

Loans to customers and suppliers represent 8% interest bearing advances to one of the Company’s customers and one supplier, both of which are effective in December 2011 and expected to be repaid within one year.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Loans to customers and suppliers	$2,693,488	$2,513,460

7. PREPAYMENT AND OTHER CURRENT ASSETS

In order to secure key raw materials and supplies and to lock in rising purchase prices, the Company paid substantial amounts of cash in advance on purchase orders. In addition, a few major R&D projects were paid in advance for developers’ work.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Prepayment to suppliers	$3,317,622	$3,633,674

Other current assets as of March 31, 2012 and December 31, 2011 consisted of the following.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Deferred expenses	$29,550	$-
Offering costs, net	715,958	914,594
	$745,507	$914,594
In connection with the private placement, the Company incurred $1,624,002 of offering costs. These costs have been reflected as other current assets and are being amortized using the interest method over the expected life of the related convertible notes payable. Amortization of these costs is recorded as interest expense. As of March 31, 2012, the remaining book value of these offering costs amounted to $715,958.

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of March 31, 2012 and December 31, 2011 consisted of the following.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Buildings and leasehold improvements	$4,557,206	$4,518,397
Plant and equipment	1,058,767	1,024,245
Motor vehicles	168,906	166,884
Office equipment	319,065	164,907
Total property, plant and equipment	6,103,944	5,874,433

Accumulated depreciation	1,226,936	1,103,134
Property, plant and equipment, net	$4,877,008	$4,771,299
Construction in progress	-	35,878
	$4,877,008	$4,807,177
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

9. INTANGIBLE ASSET, NET

The intangible asset as of March 31, 2012 and December 31, 2011 consisted of the following.

	December 31,	December 31,
	2011	2010

Deposit for land use right	$841,588	$835,985
Other	2,985	2,104
	$844,573	$838,089

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

10. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Staff loan	$296,431	$265,167
Others	62,839	62,839
	$359,270	$328,006

Staff loans are made to employees under terms that call for repayment of the amounts within two years.

11. OTHER PAYABLE AND ACCRUED LIABILITIES

Other payable and accrued liabilities as of March 31, 2012 and December 31, 2011 consisted of the following.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Other payables	$105,405	$67,751
Staff welfare payable	68,546	68,057
Accrued payroll	112	46,294
Value added tax payable	42,909	93,140
Registration rights penalties	460,206	460,206
Accrued Interest	153,401	-
Other tax payable	13,496	23,459
	$844,076	$758,907

Other payables represent loans from third parties, which are interest free, unsecured and repayable on demand.  Registration rights penalties associated with the registration rights agreement.  Accrued interest for the 8% convertible note payable, paid semi-annually.

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

As of March 31, 2012, the book value of the Notes amounted to $5,179,784, which consisted of the aggregate face value of $7,670,071, less the remaining discount of $2,490,287.

13. INCOME TAX

The Company’s operating subsidiary, Guangzhou Tanke, is a “domestic enterprise” that is registered and operated in Guangzhou, the PRC. Income tax expense for the three months ended March 31, 2012 and 2011 represents the provision for current income tax expenses in the PRC.

Tanke Bio-Tech, a subsidiary of Guangzhou Tanke, is a joint venture with a foreign entity that received a full exemption from income taxes in 2007 and 2008 and half rate reduction (12.5%) for years 2009, 2010 and 2011 in accordance with the Law of the People's Republic of China on Income Tax of Enterprises with Foreign Investment and Foreign Enterprises and Notification of the State Council on Carrying out the Transitional Preferential Policies concerning Enterprise Income Tax (Guofa (2007) No. 39).  Beginning in 2012, Tanke Bio-Tech starts benefiting from a different reduced tax rate of 15% due to its status of an official new, high-tech company.

As of March 31, 2012 and December 31, 2011, the income tax payable for the Company amounted to $1,175,246 and $1,216,841, respectively.

Significant components of the Company’s deferred tax asset are as follows.

	March 31,	December 31,
	2012	2011
	(Unaudited)
Deferred tax asset
Allowance for doubtful accounts	$46,437	$46,042

14. LONG-TERM LOANS

The details of the Company’s long-term borrowings are as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Bank loans bearing interest at 5.4% and 5.85% per
annum, maturing on May 21, 2012 and January 30, 2013.
The loans are uncollateralized other than restricted cash
deposited at the bank.	$1,109,083	$1,413,821

Less: Current portion	(1,109,083)	(785,456)
	$-	$628,365

The bank loans consist of $554,542 (RMB 3,500,000) and $554,541 (RMB 3,500,000), bearing interest at 5.4% and 5.85% per annum, maturing on May 21, 2012 and January 30, 2013, respectively.  Interest is calculated and paid on the 20th of each month.  Principle payments are made on a quarterly basis.

15. GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and ratably recognizes the amount as a reduction of research and development expense when the related research and development activities are performed.  As of March 31, 2012 and December 31, 2011, government grant balances are $320,883 and $355,754, respectively.

16. SEGMENT INFORMATION

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

	Three Months Ended
	March 31,
	2012	2011

Segment revenues
Organic Trace Mineral Additives	$3,385,908	$4,862,113
Functional Regulation Additives	901,901	710,112
Herbal Medicinal Additives	42,585	1,252
Other	210,048	367,993
	$4,540,442	$5,941,470

Segment costs of sales
Organic Trace Mineral Additives	$2,120,456	$2,879,446
Functional Regulation Additives	582,823	423,680
Herbal Medicinal Additives	51,065	796
Other	198,867	211,144
	$2,953,211	$3,515,066

Segment gross profit
Organic Trace Mineral Additives	$1,265,452	$1,982,667
Functional Regulation Additives	319,078	286,432
Herbal Medicinal Additives	(8,480)	456
Other	11,181	156,849
	$1,587,231	$2,426,404

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

We have more than 165 employees, with 40 engaged in sale or sales-related activities. Our headquarters and manufacturing facilities are in a state-of-the-art 34,000 square-meter facility in the capital city of Guangzhou, in Guangdong province. We currently produce 22 branded feed additives, with each brand available in seven different mixes that correspond to different states of an animal’s life cycle.

Our major products address most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which account for approximately 75% of our revenue, Functional regulation, which account for approximately 20% of our revenue, and Herbal Medicinal Additives, which account for approximately 1% of our revenue. Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations. We currently market 22 different brands of feed additives at various price points to meet the demands of existing and prospective customers. Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. While the majority of our sales are domestic, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 1% of our total sales.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Basis of Preparation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of March 31, 2012, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

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

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

The following is a comparison of our revenue, costs of sales and gross profit by segment for the three months ended March 31, 2012 and 2011.

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
	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$3,385,908	$4,862,113	$(1,476,205)	-30.4%
Functional Regulation Additives	901,901	710,112	191,789	27.0%
Herbal Medicinal Additives	42,585	1,252	41,333	3301.4%
Other	210,048	367,993	(157,945)	-42.9%
	$4,540,442	$5,941,470	$(1,401,028)	-23.6%

Segment costs of sales
Organic Trace Mineral Additives	$2,120,456	$2,879,446	$(758,990)	-26.4%
Functional Regulation Additives	582,823	423,680	159,143	37.6%
Herbal Medicinal Additives	51,065	796	50,269	6315.2%
Other	198,867	211,144	(12,277)	-5.8%
	$2,953,211	$3,515,066	$(561,855)	-16.0%

Segment gross profit
Organic Trace Mineral Additives	$1,265,452	$1,982,667	$(717,215)	-36.2%
Functional Regulation Additives	319,078	286,432	32,646	11.4%
Herbal Medicinal Additives	(8,480)	456	(8,936)	-1959.7%
Other	11,181	156,849	(145,668)	-92.9%
	$1,587,231	$2,426,404	$(839,173)	-34.6%

Organic Trace Mineral Additives

Organic trace mineral additives constitute the largest and fastest growing area of our business. We are one of China’s largest domestic providers of organic trace mineral additives, specializing in the development and production of chelated organic trace mineral additives. Our current trace mineral manufacturing facility is the one of the largest chelating facilities in China and has the capacity to produce approximately 350 metric tons of organic trace minerals per week.

Revenue from organic trace mineral additives in the first quarter of 2012 decreased by $1,476,205, or 30.4%, as compared to 2011 due to a volume variance.  In 2012, this revenue accounted for approximately 75% of our revenues for the three months ended March 31, 2012 as compared to 82% for the three months ended March 31, 2011.  Our gross profit percentage for the organic trace mineral additive sales amounted to 37.4% and 40.8% for the quarter ended March 31, 2012 and 2011, respectively. The decrease in the gross profit as a percent of revenue was due to cost increases, particularly in raw materials. In order to maintain competitiveness, the Company has not raised prices to offset its increased costs.

The timing of Chinese New Year (“CNY”) in 2012 had caused a bit of distortion on the seasonality of the business.  In 2011, CNY was in February making January 2011 still a very strong sales month as customers all rushed to purchase what they needed in the following two months.  2012’s CNY was in mid-January causing two very soft sales months in January and February.

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

Revenue from functional regulation additives for the quarter ended March 31, 2012 increased by $191,789, or 27.0%, as compared to the first quarter of 2011. The increase in sales is primarily due to increased sales from the successful introduction of two new products in the 2nd half of 2011.However, the gross profit percentage for the quarter ended March 31, 2012 decreased to 35.4%, as compared to 40.3% in the first quarter of 2011 due to higher material and labor costs.

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

Revenue from herbal medicinal additives for the quarter ended March 31, 2012 increased by $41,333, or 3,301.4%, as compared to the quarter ended March 31, 2011.

Herbal Medicinal Additives are still in a development and introductory stage when customers are adapting to the usage and Tanke is making minor modifications to products. Prices and costs will continue to fluctuate in the near future until the right balance is reached.

Other

Other revenue mainly consists of buying and then reselling raw materials. Revenue from raw material sales accounted for 5% of our revenue for the three months ended March 31, 2012 and decreased by $157,945 as compared to 2011. This revenue is very price sensitive, and since our costs increased to the point that selling raw materials actually lost money, we plan on curtailed this activity. Going forward, we do not expect this to be a significant source of revenue.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change

Gross profit	$1,587,231	$2,426,404	$(839,173)	-34.6%
Selling expenses	(546,053)	(585,250)	(39,197)	-6.7%
Administrative expenses	(541,004)	(2,544,387)	(2,003,383)	-78.7%
Depreciation and amortization	(11,666)	(11,719)	(53)	-0.5%
Income (loss) from operations	488,508	(714,952)	1,203,460	168.3%
Other income/expense
Interest income	21,201	1,390	19,811	1425.3%
Interest expense	(373,087)	(259,454)	113,633	43.8%
Amortization of discount on notes	(690,903)	(759,234)	(68,331)	-9.0%
Foreign exchange losses, net	-	(79,046)	(79,046)	-100.0%
Loss before income taxes	(554,281)	(1,811,296)	1,257,015	69.4%
Income tax expense	(116,696)	(213,355)	(96,659)	-45.3%
Net loss	$(670,977)	$(2,024,651)	$1,353,674	66.9%

Selling, General and Administrative Expenses

Selling expenses for the three months ended March 31, 2012 decreased by $39,197 as compared to 2011. The amount represents primarily travel and meeting expenses for sales department staff to develop new customers and expand the market. The amount increased in 2011 due to the increase in the number of salespeople, along with an increase in travel and meeting expenses for the sales department staff to develop new customers and expand the market that occurred in the first quarter of 2011.  During 2012, these expenses decreased slightly as our overall revenue also decreased in the first quarter of 2012.  Due to the timing of Chinese New Year, January 2011 was still a strong sales month with heavy sales activities whereas by mid-January of 2012, almost all businesses shut down for a month.

General and administrative expenses for three months ended March 31, 2012 decreased by $2,003,383 as compared to 2011. This was due to higher accounting and legal expenses associated with our public filings in 2011, which did not occur in 2012.  In particular, we issued shares of common stock to a consultant as compensation in the first quarter of 2011, which accounted for $2,116,000 of the total administrative expenses.  There were no such expenses in 2012.

Other Income/Expenses

Interest expense for the three months ended March 31, 2012 increased by $113,633 as compared to 2011. The primary reason for this increase was related to the amortization of our capitalized offering costs related to the issuance of our convertible notes payable in February 2011, which amounted to $198,634 for the first quarter of 2012 compared to $109,140 in 2011.  This increase is due to a full three months of amortization recorded in 2012, as opposed to only approximately 1.5 months in 2011. These amounts are recorded as a component of interest expense. This account also includes actual interest expense on the convertible notes.

The expense associated with the amortization of discounts on our convertible notes payable for the three months ended March 31, 2012 amounted to $690,903 as compared to $759,234 in 2011. As discussed above with the amortization of the capitalized offering costs, the convertible notes payable were issued in February 2011.  These amounts are expected to be amortized through February 2013.

Income Tax Expense

Our income tax expense decreased by $96,659 for the three month ended March 31, 2012 as compared to 2011. The decrease was attributable to a decrease in taxable income during the quarter. We pay different income tax rates depending on which company records the activity. For example, Guangzhou Tanke is taxed at 25%, while Tanke Bio-Tech is taxed at 12.5%. In the first quarter of 2012, proportionally more income was generated by Tanke Bio-Tech, so the effective tax rate was lower than prior periods.

Pursuant to Section 26 of the Inland Revenue Ordinance ('IRO'), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Liquidity and Capital Resources

As of March 31, 2012 and 2011 we had cash balances of $7,636,434 and $5,952,094, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Year Ended
	December 31,		$	%
	2011	2010	Change	Change

Net cash provided by operating activities	$359,894	$1,103,597	$(743,703)	-67.39%
Net cash used in investing activities	(396,890)	(910,505)	513,615	-56.41%
Net cash provided by financing activities	(139,210)	3,496,236	(3,635,446)	-103.98%
Effect of foreign currency conversion on cash	112,486	40,741	71,745	176.10%
Net increase in cash	$(63,720)	$3,730,069	$(3,793,789)	-101.71%

Operating Activities

Net cash provided by operating activities was $359,894 for the three months ended March 31, 2012 compared to cash provided of $1,103,597 for the three months ended March 31, 2011.  Although we had a net loss of $2,024,651 during the three months ended March 31, 2011, a significant amount of our expenses were non-cash related such as $2,116,000 in expenses associated with the issuance of common stock for services, $759,234 for the amortization of the discounts recorded on our convertible notes payable, as well as $218,280 of offering cost amortization. These non-cash expenses offset the loss and allowed us to continue generating cash from operations.  During 2012, our loss of $670,977 included non-cash expenses of $690,903 for the amortization of the discounts on the convertible notes payable, as well as $198,635 in capitalized operating costs.

Investing Activities

Net cash used in investing activities was $396,890 for the three months ended March 31, 2012, which was the result of a decrease in other receivables of $196,773, offset by spending for the acquisition of property and equipment of $193,633 and the purchase of intangible assets of $6,484.  During the three months ended March 31, 2011, we had net cash used in investing activities due to an increase in other receivables of $68,648, an increase in restricted cash of $706,802, and spending for the acquisition of property and equipment of $211,130, offset by cash of $76,075 acquired as a result of the VIE agreement with China Flying in the first quarter of 2011.

Financing Activities

Net cash used in financing activities was $139,210 for the three months ended March 31, 2012 due a paydown of bank borrowings of $304,738, offset by a reduction in notes receivables from related parties of $165,528.   During the three months ended March 31, 2011, we had net cash provided by financing activities of $3,496,236, resulting primarily from the net proceeds from the issuance of convertible notes of $6,522,563, proceeds from bank borrowings of $696,551, and a scheduled payment from the shareholder of $277,112 from an outstanding note receivable.  This was offset by the cash investment from China Flying to Kanghui of $3,999,990 which was quarantined by the State Administration of Foreign Exchange as of March 31, 2011, and the fund was received by Kanghui as at April 12, 2011.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

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

As of March 31, 2012, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.

Based on that assessment, management identified material weaknesses in internal control over financial reporting related to the maintenance of our books and records in accordance with GAAP used in the Peoples’ Republic of China, and the conversion of those books and records to GAAP used in the United States of America. Specifically, the material weaknesses related to (1) our process for periodic financial reporting, including documentation of procedures and timely review of financial reports and statements, particularly as it relates to the conversion from Chinese to US GAAP, (2) adequate qualified staff necessary to effectively apply the process, and (3) methods and practices employed to report unusual transactions such as our reverse merger. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2012. Our management has discussed the material weakness described above with our audit committee.

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

Item 1A. Risk Factors.

There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tanke Biosciences Corporation

Date: May 17, 2012	By:	/s/ Guixiong Qiu
Guixiong Qiu Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 17, 2012	By:	/s/ Gilbert Lee
Gilbert Lee Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)