Form 10-Q
period 2012-06-30
Tanke Biosciences Corp
filed 2012-08-14
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 000-53529

TANKE BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-3853855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2801, East Tower of Hui Hao Building, No. 519 Machang Road Pearl River New City, Guangzhou, P. R. China	510627
(Address of principal executive offices)	(Zip Code)

+86 (20) 3885-9025
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 14, 2012, there were 13,324,083 outstanding shares of common stock of the registrant, par value $.001 per share.

TANKE BIOSCIENCES CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2012	2011

Current assets:
Cash and cash equivalents	$10,032,346	$7,700,156
Restricted cash	583,214	706,802
Accounts receivable, net	1,815,485	1,917,699
Inventory	1,257,031	1,187,895
Note receivable-related parties, current portion	-	239,476
Loans to customers and suppliers	2,889,492	2,513,460
Other receivables	157,616	53,936
Prepayment	3,325,391	3,633,674
Other current assets	542,953	914,594
Deferred tax assets	46,532	46,042
Total current assets	20,650,060	18,913,734

Property, plant and equipment, net	4,871,577	4,771,299
Construction in progress	79,382	35,878
Intangible asset, net	1,320,313	838,089
Other non-current assets	368,258	328,006
Total assets	$27,289,590	$24,887,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$582,052	$784,777
Other payable and accrued liabilities	1,048,362	758,907
Income tax payable	1,476,642	1,216,841
Convertible notes, net	5,870,686	-
Current portion of long-term borrowing	793,817	785,456
Total current liabilities	9,771,559	3,545,981

Convertible notes, net	-	4,488,881
Note payable - related party	13,722	13,722
Advance from government grant	249,979	355,754
Long term borrowing	1,587,633	628,365
Total liabilities	11,622,893	9,032,703

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,324,083 issued and outstanding as of June 30, 2012 (unaudited) and December 31, 2011, respectively	13,324	13,324
Additional paid-in capital	12,220,181	12,220,181
Retained earnings	2,297,420	2,695,983
Statutory reserve	373,406	373,406
Accumulated other comprehensive income	762,366	551,409
Total stockholders' equity	15,666,697	15,854,303
Total liabilities and stockholders' equity	$27,289,590	$24,887,006

See accompanying notes to the condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$7,431,486	$4,989,843	$11,971,928	$10,931,313
Costs of sales	(4,690,963)	(3,217,801)	(7,644,174)	(6,732,867)
Gross profit	2,740,523	1,772,042	4,327,754	4,198,446
Selling expenses	(548,179)	(618,806)	(1,094,232)	(1,204,056)
Administrative expenses	(680,232)	(780,518)	(1,221,236)	(3,324,905)
Other operating expenses	-	(91,689)	-	(91,689)
Depreciation and amortization	(14,763)	(51,460)	(26,429)	(63,179)
Income (loss) from operations	1,497,349	229,569	1,985,857	(485,383)
Other income/expense
Interest income	148,252	2,220	169,453	3,610
Interest expense	(368,782)	(423,495)	(741,869)	(682,949)
Amortization of discount on notes	(690,903)	(1,381,806)	(1,381,806)	(2,141,040)
Foreign exchange losses, net	-	26,646	-	(52,400)
Income (loss) before income taxes	585,916	(1,546,866)	31,635	(3,358,162)
Income tax expense	(313,502)	(106,953)	(430,198)	(320,308)
Net income (loss)	$272,414	$(1,653,819)	(398,563)	$(3,678,470)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	98,471	649,101	210,957	240,768
Translation attributable to non-controlling interest	-	-	-	-
Comprehensive income (loss)	$370,885	$(1,004,718)	(187,606)	$(3,437,702)

Net income (loss) available to common shareholders per share:
Basic	$0.02	$(0.12)	(0.03)	$(0.29)
Diluted	$0.02	$(0.12)	(0.03)	$(0.29)

Weighted average shares outstanding:
Basic	13,324,083	13,324,083	13,324,083	12,756,993
Diluted	13,324,083	13,324,083	13,324,083	12,756,993

See accompanying notes to the condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011

Operating activities:
Net loss	$(398,563)	$(3,678,470)
Adjustments to reconcile net income to net cash
used in operating activities:
Change in allowance for doubtful accounts		3,341
Depreciation and amortization	244,564	63,179
Common stock issued for services	-	2,491,938
Amortization of discount on convertible notes payable	1,381,805	2,141,040
Amortization of capitalized offering costs	397,271	615,549
Changes in operating assets and liabilities:
Accounts receivable	102,214	98,710
Inventories	(69,136)	172,608
Note receivables - related parties	239,476	1,288,062
Deferred tax asset	(490)	15,822
Prepayment	308,283	-
Other current assets	(25,630)	(565,838)
Other non-current assets	(40,252)	-
Government grant	(105,775)	(63,425)
Accounts payable	(202,725)	(3,282)
Other payables and accrued liabilities	289,455	22,023
Income tax payable	259,801	297,978
Advance from customer	-	(3,213)
Net cash provided by operating activities	2,380,298	2,896,022

Investing activities:
Increase in loans to customers and suppliers	(376,032)	-
Increase in other receivables	(103,680)	(740,433)
Purchase of property and equipment	(388,346)	(100,179)
Purchase of intangible assets	(482,224)	-
Increase in cash due to acquisition of China Flying	-	76,075
Net cash used in investing activities	(1,350,282)	(764,537)

Financing activities:
Change in restricted cash	123,588	(698,646)
Net proceeds from issue of convertible notes	-	6,522,563
Increase (decrease) in bank borrowings	967,629	458,215
Net cash provided by (used in) financing activities	1,091,217	6,282,132

Effect of foreign currency translation	210,957	(116,250)

Net increase (decrease) in cash	2,332,190	8,297,367
Cash and cash equivalents, beginning of period	7,700,156	2,222,025
Cash and cash equivalents, end of period	$10,032,346	$10,519,392

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,797	$67,405
Cash paid for income taxes	$184,227	$31,562

See accompanying notes to the condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
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

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Preparation

The Company’s consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading.  Operating results for the three and six months ended June 30, 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012. The condensed consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Form 10-K. These unaudited financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2011 included in our Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

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

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

(g) Restricted Cash

Deposits that are restricted in use are classified as restricted cash. The Company has restricted cash in an escrow account and represents one year of interest (approximately $300,000) on the convertible notes payable. When the notes mature or are converted into stock, the cash in this account will be released from restriction.  Another escrow account holds the fund set aside for use on Investor Relations activities (approximately $280,000.)

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

As of June 30, 2012 and December 31, 2011, the Company’s provision for slow-moving or defective inventories amounted to $42,028 and $41,585, respectively.

(j) Prepayments

Prepayments represent cash paid in advance to suppliers for purchases of raw materials.
(k) Property, Plant and Equipment

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

(l) Intangible Asset

The intangible asset primarily represented two land use rights and purchased developed technology, and they are recorded at cost less accumulated amortization.

According to the laws of China, land in the PRC is owned by the government and cannot be sold to an individual or company. However, the government grants the users a land use right to use the land. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

During the second quarter of 2012, we purchased from an agricultural research institute the right of commercializing and applying for a patent for a new product technology developed by that research institute.

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

As of June 30, 2012 and December 31, 2011, the statutory reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation on it.

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

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of June 30, 2012 and December 31, 2011, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

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

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

Exchange rates used (RMB to USD)		2011	2012
Assets and liabilities	Balance sheet date (6/30)	0.1547	0.1588
	Balance sheet date (12/31)	0.1571
Revenue and expenses	Period average (1/1to 3/31)	0.1518	0.1588
	Period average (1/1to 6/30)	0.1527	0.1584

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

3. INVENTORIES

Inventories as of June 30, 2012 and December 31, 2011 consisted of the following.

	June 30,	December 31,
	2012	2011

Raw materials	$720,274	$538,465
Finished goods	337,425	402,458
Work in pogress	199,983	242,748
Packaging material	41,377	45,809
Inventory allowance	(42,028)	(41,585)
	$1,257,031	$1,187,895

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

4. ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2012 and December 31, 2011 consisted of the following.

	June 30,	December 31,
	2012	2011

Account receivables	$2,051,250	$2,150,981
Less: Allowance for doubtful accounts	(235,765)	(233,282)
	$1,815,485	$1,917,699

5. DUE FROM RELATED PARTIES

Due from related parties consisted of the following.

	June 30,	December 31,
	2012	2011

Advance to director	$-	$239,149
Others	-	327
	$-	$239,476

Advance to directors represents advance payment made to directors for business development activities and will normally be repaid within one year.

6. OTHER RECEIVABLES

Other receivables consisted of the following.

	June 30,	December 31,
	2012	2011

Deposit and others	$11,557	$13,425
Advance to staff	146,059	40,511
	$157,616	$53,936

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

 Loans to customers and suppliers represent 8% interest bearing advances to one of the Company’s customers and one supplier, both of which are effective in December 2011 and expected to be repaid within one year.

	June 30,	December 31,
	2012	2011

Loan to customers and suppliers	2,889,492	2,513,460
	$2,889,492	$2,513,460

7. PREPAYMENT AND OTHER CURRENT ASSETS

In order to secure key raw materials and supplies and to lock in rising purchase prices, the Company paid substantial amounts of cash in advance on purchase orders. In addition, a few major R&D projects were paid in advance for developers’ work.

	June 30,	December 31,
	2012	2011

Prepayment to suppliers	$3,325,391	$3,633,674

Other current assets as of June 30, 2012 and December 31, 2011 consisted of the following.

	June 30,	December 31,
	2012	2011

Deferred expenses	25,630	-
Offering costs, net	517,323	914,594
	$542,953	$914,594

In connection with the private placement, the Company incurred $1,624,002 of offering costs. These costs have been reflected as other current assets and are being amortized using the interest method over the expected life of the related convertible notes payable. Amortization of these costs is recorded as interest expense. As of June 30, 2012, the remaining book value of these offering costs amounted to $517,323.

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of June 30, 2012 and December 31, 2011 consisted of the following.

	June 30, 2012	December 31, 2011

Buildings and leasehold improvements	$4,568,872	$4,518,397
Plant and equipment	1,154,445	1,024,245
Motor vehicles	169,250	166,884
Office equipment	326,708	164,907
Total property, plant and equipment	6,219,275	5,874,433

Accumulated depreciation	1,347,698	1,103,134
Property, plant and equipment, net	$4,871,577	$4,771,299
Construction in progress	79,382	35,878
	$4,950,959	$4,807,177

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

9. INTANGIBLE ASSET, NET

The intangible asset as of June 30, 2012 and December 31, 2011 consisted of the following.

	June 30,	December 31,
	2012	2011

Deposit for land use right	$842,659	$835,985
New product technology	476,290
Other	1,364	2,104
	$1,320,313	$838,089

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

The Company plans to start amortizing the land use right as soon as the official certificate is issued on Huadu facility.  The amortization of the land use right for the Qingyuan facility should begin in the 3rd quarter of 2012.

The amount included in new product technology represents the right to commercialize and apply for a patent a new product developed by an agricultural research institute, that was sold to the Company during the quarter ended June 30, 2012.  Patent protection applied will last for five years and amortization of this intangible asset will start when production of the new product begins.

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

10. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following.

	June 30,	December 31,
	2012	2011

Staff loan	$325,465	$265,167
Others	42,793	62,839
	$368,258	$328,006

Staff loans are made to employees under terms that call for repayment of the amounts within two years.

11. OTHER PAYABLE AND ACCRUED LIABILITIES

Other payable and accrued liabilities as of June 30, 2012 and December 31, 2011 consisted of the following.

	June 30, 2012	December 31, 2011

Other payables	$110,388	$67,751
Staff welfare payable	68,686	68,057
Accrued payroll	112	46,294
Value added tax payable	72,435	93,140
Registration rights penalties	460,206	460,206
Accrued Interest	315,691	-
Other tax payable	20,844	23,459
	$1,048,362	$758,907

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

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

In connection with the issuance of the Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors which sets forth the rights of the investors to have the shares of common stock underlying the Notes and Warrants registered with the SEC for public resale. Pursuant to the Registration Rights Agreement, we agreed to file, no later than April 11, 2011, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than September 18, 2011. If the registration statement was not filed by April 11, 2011 (the “Filing Failure”), was not effective by September 18, 2011 (the “Effectiveness Failure”) or if, after the effective date, sales of securities included in the registration statement cannot be made (including, without limitation, because of a failure to keep the registration statement effective, to disclose such information as is necessary for sales to be made pursuant to the registration statement, to register a sufficient number of shares of Common Stock or to maintain the listing of the Common Stock) (a “Maintenance Failure”) then, as liquidated damages (and in complete satisfaction and to the exclusion of any claims or remedies inuring to any holder of the securities) the Company is required to pay an amount in cash equal to 1% of the aggregate purchase price paid by the Investors on each of the following dates: (i) 20 days following the date of a Filing Failure; (ii) 30 days following the initial day of a Maintenance Failure; (iii) on every thirtieth day thereafter (pro-rated for periods totaling less than thirty days) until such failure is cured; (iv) on every thirtieth day after the day of an Effectiveness Failure and thereafter (pro rated for periods totaling less than thirty days) until such Effectiveness Failure is cured; (v) on every thirtieth day after the initial day of a Maintenance Failure and thereafter (pro rated for periods totaling less than thirty days) until such Maintenance Failure is cured. The payments to be made by the Company are limited to a maximum of 6% of the aggregate amount paid by the Investors ($460,204.29). The registration statement was not declared effective by December 31, 2011, as such an Effectiveness Failure occurred and the Company accrued the full $460,204. The Company will continue to assess the likelihood of payments under this arrangement.

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

As of June 30, 2012, the book value of the Notes amounted to $5,870,686, which consisted of the aggregate face value of $7,670,071, less the remaining discount of $1,799,385.

13. INCOME TAX

The Company’s operating subsidiary, Guangzhou Tanke, is a “domestic enterprise” that is registered and operated in Guangzhou, the PRC. Income tax expense for the six months ended June 30, 2012 and 2011 of $430,198 and $320,308 respectively, represents the provision for current income tax expenses in the PRC.  The statutory income tax rate in PRC is 25%.

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

As of June 30, 2012 and December 31, 2011, the income tax payable for the Company amounted to $1,476,642 and $1,216,841, respectively.  All of the Company’s U.S. net operating loss carry forward was fully reserved.

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Significant components of the Company’s deferred tax asset are as follows.

	June 30,	December 31,
	2012	2011

Deferred tax asset
Allowance for doubtful accounts	$46,532	$46,042

14. LONG-TERM LOANS

The details of the Company’s long-term borrowings are as follows:

	June 30,	December 31,
	2012	2011

Bank loans bearing interest at 5.85% and 7.36% per annum, maturing on January 30, 2013 and April 30, 2015.
The loans are uncollateralized other than restricted cash deposited at the bank.	$2,381,450	$1,413,821
Less: Current portion	(1,270,107)	(785,456)
	$1,111,343	$628,365

The bank loans consist of $793,817 (RMB 5,000,000) and $1,587,633 (RMB 10,000,000), bearing interest at 5.85% and 7.36% per annum, maturing on January 30, 2013 and April 30, 2015, respectively. Interest is calculated and paid on the 20th of each month. Principle payments are made on a quarterly basis.

Payment Schedule
2012	2013	2014	2015	2016
$529,211	$617,413	$617,413	$617,413	$-

15. GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and ratably recognizes the amount as a reduction of research and development expense when the related research and development activities are performed. As of June 30, 2012 and December 31, 2011, government grant balances are $249,979 and $355,754, respectively.

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

TANKE BIOSCIENCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment revenues
Organic Trace Mineral Additives	$6,512,375	$3,939,129	$9,898,283	$8,801,243
Functional Regulation Additives	844,638	948,663	1,746,539	1,658,775
Herbal Medicinal Additives	54,254	83,016	96,839	84,268
Other	20,219	19,035	230,267	387,027
	7,431,486	4,989,843	$11,971,928	$10,931,313
Segment costs of sales
Organic Trace Mineral Additives	4,030,699	2,520,275	$6,151,155	$5,399,720
Functional Regulation Additives	576,489	601,392	1,159,312	1,025,072
Herbal Medicinal Additives	64,179	74,878	115,244	75,674
Other	19,596	21,256	218,463	232,401
	4,690,963	3,217,801	$7,644,174	$6,732,867
Segment gross profit
Organic Trace Mineral Additives	2,481,676	1,418,854	$3,747,128	$3,401,523
Functional Regulation Additives	268,149	347,271	587,227	633,703
Herbal Medicinal Additives	(9,925)	8,138	(18,405)	8,594
Other	623	(2,221)	11,804	154,626
	2,740,523	1,772,042	$4,327,754	$4,198,446

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

Our major products address most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which account for approximately 83% of our revenue, Functional regulation, which account for approximately 15% of our revenue, and Herbal Medicinal Additives, which account for approximately 1% of our revenue. Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations. We currently market 22 different brands of feed additives at various price points to meet the demands of existing and prospective customers. Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. While the majority of our sales are domestic, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 1% of our total sales.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Basis of Preparation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

The Company’s revenue is generated through the wholesale and retail sale of livestock feed additives, including organic trace mineral additives, functional regulation additives, herbal medicinal additives and raw materials. Before the Company recognizes revenue on these product sales, written purchase orders and contracts are received in advance of all shipments of goods to customers. For sales within the Company’s own province, delivery is made by Company employees. Such delivery occurs on the same day as shipment. For delivery outside the province, shipment is made through a separate logistics company that assumes the risk of loss. Revenue is recognized upon shipment of goods to the customers. The Company typically does not incur bad debt losses because this type of loss is deducted from the salesperson’s compensation, thereby mitigating the loss to the Company. Therefore, collectability is reasonably assured.

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of June 30, 2012, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

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

Results of Operations for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

The following is a comparison of our revenue, costs of sales and gross profit by segment for the three months ended June 30, 2012 and 2011.

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

	2012	2011	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$6,512,375	$3,939,129	$2,573,246	65.3%
Functional Regulation Additives	844,638	948,663	(104,025)	-11.0%
Herbal Medicinal Additives	54,254	83,016	(28,762)	-34.6%
Other	20,219	19,035	1,184	6.2%
	$7,431,486	$4,989,843	$2,441,643	48.9%

Segment costs of sales
Organic Trace Mineral Additives	$4,030,699	$2,520,275	$1,510,424	59.9%
Functional Regulation Additives	576,489	601,392	(24,903)	-4.1%
Herbal Medicinal Additives	64,179	74,878	(10,699)	-14.3%
Other	19,596	21,256	(1,660)	-7.8%
	$4,690,963	$3,217,801	$1,473,162	45.8%

Segment gross profit
Organic Trace Mineral Additives	$2,481,676	$1,418,854	$1,062,822	74.9%
Functional Regulation Additives	268,149	347,271	(79,122)	-22.8%
Herbal Medicinal Additives	(9,925)	8,138	(18,063)	-222.0%
Other	623	(2,221)	2,844	-128.1%
	$2,740,523	$1,772,042	$968,481	54.7%

Organic Trace Mineral Additives

Organic trace mineral additives constitute the largest and fastest growing area of our business. We are one of China’s largest domestic providers of organic trace mineral additives, specializing in the development and production of chelated organic trace mineral additives. Our current trace mineral manufacturing facility is the largest chelating facilities in China and has the capacity to produce approximately 350 metric tons of organic trace minerals per week.

Revenue from organic trace mineral additives in the second quarter of 2012 increased by $2,573,246, or 65.3%, as compared to 2011.  During the second quarter of 2012, demand for organic trace mineral additives rebounded after a slower first quarter due to the Chinese New Year holiday and soft overall economic growth.  Our revenue in the second quarter of 2012 increased due in part to strict food safety rules and regulations enforced by the State Council of China regarding the animal feed and feed additive industries.  We have benefited from these new industry standards, as smaller companies who produce sub-standard feed additives will not be able to operate.   In addition, pig diseases began to seriously impact the pig farming industry in the second quarter of 2011, lowering demand for feed and feed additives, and driving pork prices to a record level.  This did not occur in 2012.  In 2012, this revenue accounted for approximately 88% of our revenues for the three months ended June 30, 2012 as compared to 79% for the three months ended June 30, 2011.  Our gross profit percentage for the organic trace mineral additive sales amounted to 38.1% and 36.0% for the quarter ended June 30, 2012 and 2011, respectively, as our prices have increased in 2012 as compared to 2011.

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

Revenue from functional regulation additives for the quarter ended June 30, 2012 decreased by $104,025, or 11.0%, as compared to the second quarter of 2011. The decrease in sales is primarily due to the segment being less emphasized during the second quarter of 2012, as more attention was placed pushing the growth of the organic trace mineral additive market.

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

Revenue from herbal medicinal additives for the quarter ended June 30, 2012 decreased by $28,762, or 34.6%, as compared to the quarter ended June 30, 2011.

Herbal Medicinal Additives are still in a development and introductory stage.  Material cost has been rising and customers are reluctant to pay higher prices.  We have been developing new products and production processes to lower costs and offer more affordable products in this category, as well as new marketing strategy to grow sales.  While customers are adapting to the usage, Tanke is making minor modifications to products. Prices and costs will continue to fluctuate in the near future until the right balance is reached.

Other

Other revenue mainly consists of buying and then reselling raw materials. Revenue from raw material sales accounted for 0.3% of our revenue for the three months ended June 30, 2012 and remained consistent with the second quarter of 2011.  Going forward, we do not expect this to be a significant source of revenue.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the three months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30,
	2012	2011	$ Change	% Change

Gross profit	$2,740,523	$1,772,042	$968,481	54.7%
Selling expenses	(548,179)	(618,806)	(70,627)	-11.4%
Administrative expenses	(680,232)	(780,518)	(100,286)	-12.8%
Other operating expenses	-	(91,689)	(91,689)	-100.0%
Depreciation and amortization	(14,763)	(51,460)	(36,697)	-71.3%
Income from operations	1,497,349	229,569	1,267,780	-552.2%
Other income/expense
Interest income	148,252	2,220	146,032	6578.0%
Interest expense	(368,782)	(423,495)	(54,713)	-12.9%
Amortization of discount on notes	(690,903)	(1,381,806)	(690,903)	-50.0%
Foreign exchange losses, net	-	26,646	26,646	-100.0%
Income (loss) before income taxes	585,916	(1,546,866)	2,132,782	137.9%
Income taxexpense	(313,502)	(106,953)	206,549	193.1%
Net income (loss)	$272,414	$(1,653,819)	$1,926,233	116.5%

Selling, General and Administrative Expenses

Selling expenses for the three months ended June 30, 2012 decreased by $70,627 and 11.4% as compared to 2011.  The selling expenses decreased despite the increase in sales for the quarter, as the number of sales people did not increase and have been closely monitored due to the lower sales results experienced in the first quarter of 2012.

General and administrative expenses for the three months ended June 30, 2012 decreased by $100,286 and 12.8% as compared to 2011. This was due to higher accounting and legal expenses associated with our public filings in 2011, which did not occur in 2012.

Other Income/Expenses

Interest income for the three months ended June 30, 2012 increased by $146,032 as compared with the three months ended June 30, 2011.  This increase is due primarily to interest income received during the second quarter of 2012 resulting from loans we made to a customer and a supplier in the fourth quarter of 2011.

Interest expense for the three months ended June 30, 2012 decreased by $54,713 as compared to 2011. The primary reason for this decrease was due to lower amortization of capitalized offering costs recorded in 2012 resulting from a change in estimate for the life of the offering costs.  The offering costs were being amortized over a one year period in the first half of 2011, and a 2 year period in 2012.

The expense associated with the amortization of discounts on our convertible notes payable for the three months ended June 30, 2012 amounted to $690,903 as compared to $1,381,806 in 2011. As discussed above with the amortization of the capitalized offering costs, the convertible notes payable were issued in February 2011 and were being amortized over a period of one year in the first half of 2011.  In 2012 we revised our estimate to amortize the amounts over a 2 year period. These amounts are expected to be amortized through February 2013.

Income Tax Expense

Our income tax expense increased by $206,549 for the three month ended June 30, 2012 as compared to 2011. The increase was attributable to an increase in taxable income during the quarter.

Pursuant to Section 26 of the Inland Revenue Ordinance (“IRO”), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Results of Operations for the Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011

The following is a comparison of our revenue, costs of sales and gross profit by segment for the six months ended June 30, 2012 and 2011.

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

	Six Months Ended
	June 30,
Segment revenues	2012	2011	$ Change	% Change

Organic Trace Mineral Additives	$9,898,283	$8,801,243	$1,097,040	12.5%
Functional Regulation Additives	1,746,539	1,658,775	87,764	5.3%
Herbal Medicinal Additives	96,839	84,268	12,571	14.9%
Other	230,267	387,027	(156,760)	-40.5%
	$11,971,928	$10,931,313	$1,040,615	9.5%
Segment costs of sales
Organic Trace Mineral Additives	$6,151,155	$5,399,720	$751,435	13.9%
Functional Regulation Additives	1,159,312	1,025,072	134,240	13.1%
Herbal Medicinal Additives	115,244	75,674	39,570	52.3%
Other	218,463	232,401	(13,938)	-6.0%
	$7,644,174	$6,732,867	$911,307	13.5%
Segment gross profit
Organic Trace Mineral Additives	$3,747,128	$3,401,523	$345,605	10.2%
Functional Regulation Additives	587,227	633,703	(46,476)	-7.3%
Herbal Medicinal Additives	(18,405)	8,594	(26,999)	-314.2%
Other	11,804	154,626	(142,822)	-92.4%
	$4,327,754	$4,198,446	$129,308	3.1%

Organic Trace Mineral Additives

Organic trace mineral additives constitute the largest and fastest growing area of our business. We are one of China’s largest domestic providers of organic trace mineral additives, specializing in the development and production of chelated organic trace mineral additives. Our current trace mineral manufacturing facility is the largest chelating facilities in China and has the capacity to produce approximately 350 metric tons of organic trace minerals per week.

Revenue from organic trace mineral additives for the six months ended June 30, 2012 increased by $1,097,040, or 12.5%, as compared to 2011.  During the second quarter of 2012, demand for organic trace mineral additives rebounded after a slower first quarter due to the Chinese New Year holiday and soft overall economic growth.  Our revenue in the second quarter of 2012 increased due in part to strict food safety rules and regulations enforced by the State Council of China regarding the animal feed and feed additive industries.  We have benefited from these new industry standards, as smaller companies who produce sub-standard feed additives will not be able to operate.  In 2012, this revenue accounted for approximately 83% of our revenues for the six months ended June 30, 2012 as compared to 81% for the six months ended June 30, 2011.  Our gross profit percentage for the organic trace mineral additive sales amounted to 37.9% and 38.6% for the six months ended June 30, 2012 and 2011, respectively.

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

Revenue from functional regulation additives for the six months ended June 30, 2012 increased by $87,764, or 5.3%, as compared to the six months ended June 30, 2011. The increase in sales is primarily due to increased sales from the successful introduction of two new products in the 2nd half of 2011. However, the gross profit percentage for the six months ended June 30, 2012 decreased to 33.6%, as compared to 38.2% in the six months ended June 30, 2011 due to higher material and labor costs.

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

Revenue from herbal medicinal additives for the six months ended June 30, 2012 increased by $12,571, or 14.9%, as compared to the six months ended June 30, 2011.  However, gross profit was negative due to significant increase in material cost.

Herbal Medicinal Additives are still in a development and introductory stage when customers are adapting to the usage and we have been developing new products and production processes to lower costs and offer more affordable products in this category, as well as new marketing strategy to grow sales.  Prices and costs will continue to fluctuate in the near future until the right balance is reached.

Other

Other revenue mainly consists of buying and then reselling raw materials. Revenue from raw material sales accounted for 2% of our revenue for the six months ended June 30, 2012 and decreased by $156,760 as compared to 2011. This revenue is very price sensitive, and since our costs increased to the point that selling raw materials actually lost money, we plan on curtailing this activity. Going forward, we do not expect this to be a significant source of revenue.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the six months ended June 30, 2012 and 2011.

	Six Months Ended
	June 30,
	2012	2011	$ Change	% Change

Gross profit	$4,327,754	$4,198,446	$129,308	3.1%
Selling expenses	(1,094,232)	(1,204,056)	(109,824)	-9.1%
Administrative expenses	(1,221,236)	(3,324,905)	(2,103,669)	-63.3%
Other operating expenses	-	(91,689)	(91,689)	-100.0%
Depreciation and amortization	(26,429)	(63,179)	(36,750)	-58.2%
Income (loss) from operations	1,985,857	(485,383)	2,471,240	509.1%
Other income/expense
Interest income	169,453	3,610	165,843	4594.0%
Interest expense	(741,869)	(682,949)	58,920	8.6%
Amortization of discount on notes	(1,381,806)	(2,141,040)	(759,234)	-35.5%
Foreign exchange losses, net	-	(52,400)	(52,400)	-100.0%
Income (loss) before income taxes	31,635	(3,358,162)	3,389,797	100.9%
Income tax expense	(430,198)	(320,308)	109,890	34.3%
Net loss	$(398,563)	$(3,678,470)	$3,279,907	89.2%

Selling, General and Administrative Expenses

Selling expenses for the six months ended June 30, 2012 decreased by $109,824, or 9.1%, as compared to 2011. The amount represents primarily travel and meeting expenses for sales department staff to develop new customers and expand the market.  The amounts for the six months ended June 30, 2012 decreased as compared to 2011 despite the increase in sales for the same period of 9.5%, as we have more closely controlled our expenses due to the reduced amount of sales experienced in the first quarter of 2012.

General and administrative expenses for six months ended June 30, 2012 decreased by $2,103,669 as compared to 2011. This was due to higher accounting and legal expenses associated with our public filings in 2011, which did not occur in 2012. In particular, we issued shares of common stock to a consultant as compensation in the first quarter of 2011, which accounted for $2,116,000 of the total administrative expenses. There were no such expenses in 2012.

Other Income/Expenses

Interest income for the six months ended June 30, 2012 increased by $165,843 as compared with the three months ended June 30, 2011.  This increase is due primarily to interest income received during the second quarter of 2012 resulting from loans we made to a customer and a supplier in the fourth quarter of 2011.

Interest expense for the six months ended June 30, 2012 increased by $58,920 as compared to 2011.  The primary reason for the increase in interest expense was due to new borrowings during the second quarter of 2012.

The expense associated with the amortization of discounts on our convertible notes payable for the six months ended June 30, 2012 amounted to $1,381,806 as compared to $2,141,040 in 2011. The convertible notes payable were issued in February 2011 and were being amortized over a period of one year in the first half of 2011.  In 2012 we revised our estimate to amortize the amounts over a 2 year period. These amounts are expected to be amortized through February 2013.

Income Tax Expense

Our income tax expense increased by $109,890 for the six month ended June 30, 2012 as compared to 2011. The increase was attributable to an increase in taxable income during the quarter.

Pursuant to Section 26 of the Inland Revenue Ordinance (“IRO”), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Liquidity and Capital Resources

As of June 30, 2012 and 2011 we had cash balances of $10,032,346 and $10,519,392, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Six Months Ended
	June 30,		$	%
	2012	2011	Change	Change

Net cash provided by operating activities	$2,380,298	$2,896,022	$(515,724)	-17.81%
Net cash used in investing activities	(1,350,282)	(764,537)	(585,745)	76.61%
Net cash provided by financing activities	1,091,217	6,282,132	(5,190,915)	-82.63%
Effect of foreign currency conversion on cash	210,957	(116,250)	327,207	-281.47%
Net increase in cash	$2,332,190	$8,297,367	$(5,965,177)	-71.89%

Operating Activities

Net cash provided by operating activities was $2,380,298 for the six months ended June 30, 2012 compared to cash provided of $2,896,022 for the six months ended June 30, 2011. Although we had a net loss of $398,563 during the six months ended June 30, 2012, a significant amount of our expenses were non-cash related such as $1,381,805 for the amortization of the discounts recorded on our convertible notes payable, as well as $397,271 of offering cost amortization. These non-cash expenses offset the loss and allowed us to continue generating positive cash from operations of $2,380,298.  During the same period in 2011, our net loss of $3,678,470 included non-cash expenses of $2,141,040 for the amortization of the discounts on the convertible notes payable, $2,491,938 for common stock issued for services, as well as $615,549 in capitalized offering cost amortization.  As a result of these non-cash expenses, and a scheduled payment from the shareholders of $1,288,062 from an outstanding receivable, we generated positive cash flows from operations of $2,896,022 during the six months ended June 30, 2011.

Investing Activities

Net cash used in investing activities was $1,350,282 for the six months ended June 30, 2012, which was the result of an increase in loans to customers and suppliers and other receivables of $479,712, spending for the acquisition of property and equipment of $388,346 and the purchase of intangible assets of $482,224.  During the six months ended June 30, 2011, we had net cash used in investing activities of $764,537 due to an increase in other receivables of $740,433 and spending for the acquisition of property and equipment of $100,179, offset by cash of $76,075 acquired as a result of the VIE agreement with China Flying in the first quarter of 2011.

Financing Activities

Net cash provided by financing activities was $1,091,217 for the six months ended June 30, 2012 due to an additional loan of approximately $1.6 million received in the second quarter of 2012, offset by paydown of bank borrowings of approximately $631,000. During the six months ended June 30, 2011, we had net cash provided by financing activities of $6,282,132, resulting primarily from the net proceeds from the issuance of convertible notes of $6,522,563, and net proceeds from bank borrowings of $458,215, offset by an increase of restricted cash of $698,646.

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

As of June 30, 2012, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.

Based on that assessment, management identified material weaknesses in internal control over financial reporting related to the maintenance of our books and records in accordance with GAAP used in the Peoples’ Republic of China, and the conversion of those books and records to GAAP used in the United States of America. Specifically, the material weaknesses related to (1) our process for periodic financial reporting, including documentation of procedures and timely review of financial reports and statements, particularly as it relates to the conversion from Chinese to US GAAP, (2) adequate qualified staff necessary to effectively apply the process, and (3) methods and practices employed to report unusual transactions such as our reverse merger. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2012. Our management has discussed the material weakness described above with our audit committee.

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

PART II—OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
†	Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TANKE BIOSCIENCES CORPORATION

Date: August 14, 2012	By:	/s/ Guixiong Qiu
Guixiong Qiu
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Gilbert Lee
Gilbert Lee
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)