Form 10-Q
period 2012-09-30
Tanke Biosciences Corp
filed 2012-11-14
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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
Yes ☐ No ☒

As of November 14, 2012, there were 13,324,083 outstanding shares of common stock of the registrant, par value $.001 per share.

TANKE BIOSCIENCES CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$11,043,457	$7,700,156
Restricted cash	538,641	706,802
Accounts receivable, net	2,275,592	1,917,699
Inventories	1,637,952	1,187,895
Note receivable-related parties, current portion	-	239,476
Loans to customer and supplier	2,876,785	2,513,460
Other receivables	197,861	53,936
Prepayments	3,245,281	3,633,674
Other current assets	339,553	914,594
Deferred tax assets	46,327	46,042
Total current assets	22,201,449	18,913,734

Property, plant and equipment, net	4,922,941	4,771,299
Construction in progress	320,848	35,878
Intangible asset, net	1,274,936	838,089
Other non-current assets	121,439	328,006
Total assets	$28,841,613	$24,887,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$581,950	$784,777
Other payables and accrued liabilities	917,942	758,907
Income tax payable	1,746,235	1,216,841
Convertible notes, net	6,569,182	-
Current portion of long-term borrowing	1,343,553	785,456
Total current liabilities	11,158,862	3,545,981

Convertible notes, net	-	4,488,881
Note payable - related party	13,722	13,722
Advance from government grant	187,193	355,754
Long-term borrowing	948,391	628,365
Total liabilities	12,308,168	9,032,703

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,324,083 issued and outstanding as of September 30, 2012 and December 31, 2011	13,324	13,324
Additional paid-in capital	12,220,181	12,220,181
Retained earnings	3,266,051	2,695,983
Statutory reserve	373,406	373,406
Accumulated other comprehensive income	660,483	551,409
Total stockholders' equity	16,533,445	15,854,303
Total liabilities and stockholders' equity	$28,841,613	$24,887,006

See accompaning notes to the condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$9,906,581	$6,247,833	$21,878,509	$17,179,146
Costs of sales	(6,521,478)	(4,004,212)	(14,165,652)	(10,737,079)
Gross profit	3,385,103	2,243,621	7,712,857	6,442,067
Selling expenses	(611,880)	(486,231)	(1,706,112)	(1,690,287)
Administrative expenses	(574,092)	(545,100)	(1,795,328)	(3,870,005)
Other operating expenses	-	(4,809)	-	(96,498)
Depreciation and amortization	(16,642)	(3,685)	(43,071)	(66,864)
Income from operations	2,182,489	1,203,796	4,168,346	718,413
Other income/expense
Interest income	23,573	25,563	193,026	29,173
Interest expense	(316,422)	(814,415)	(1,058,291)	(1,497,364)
Amortization of discount on notes	(698,495)	(1,396,990)	(2,080,301)	(3,538,030)
Registration rights agreement expense	-	(260,782)	-	(260,782)
Foreign exchange losses, net	-	(17,846)	-	(70,246)
Income (loss) before income taxes	1,191,145	(1,260,674)	1,222,780	(4,618,836)
Income tax expense	(222,513)	(185,197)	(652,711)	(505,505)
Net income (loss)	$968,632	$(1,445,871)	570,069	$(5,124,341)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	(101,883)	308,646	109,074	549,414
Comprehensive income (loss)	$866,749	$(1,137,225)	679,143	$(4,574,927)

Net income (loss) available to common shareholders per share:
Basic	$0.07	$(0.11)	0.04	$(0.40)
Diluted	$0.07	$(0.11)	0.04	$(0.40)

Weighted average shares outstanding:
Basic	13,324,083	13,324,083	13,324,083	12,723,196
Diluted	13,324,083	13,324,083	13,324,083	12,941,132

See accompaning notes to the condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011

Operating activities:
Net income (loss)	$570,069	$(5,124,341)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	404,123	125,563
Common stock issued for services	-	2,491,938
Amortization of discount on convertible notes payable	2,080,301	3,538,030
Amortization of capitalized offering costs	598,088	1,017,184
Changes in operating assets and liabilities:
Accounts receivable	(357,893)	(3,150,504)
Inventories	(450,057)	329,033
Note receivables - related parties	239,476	-
Deferred tax asset	(285)	(5,194)
Prepayments	388,393	-
Other current assets	(23,047)	(1,221,991)
Other non-current assets	206,567	-
Government grant	(168,561)	273,478
Accounts payable	(202,827)	(78,128)
Other payables and accrued liabilities	159,035	2,393,661
Income tax payable	529,394	426,086
Net cash provided by operating activities	3,972,776	1,014,815

Investing activities:
Increase in loans to customer and supplier	(363,325)	-
Increase in other receivables	(143,925)	(1,156,767)
Purchases of property and equipment	(799,922)	(476,636)
Purchases of intangible assets	(477,661)	-
Change in restricted cash	-	(698,646)
Increase in cash due to acquisition of China Flying	-	76,075
Net cash used in investing activities	(1,784,833)	(2,255,974)

Financing activities:
Due from a related party	-	1,907,124
Change in restricted cash	168,161	-
Net proceeds from issuance of convertible notes	-	6,522,563
Increase in bank borrowings	878,123	458,215
Net cash provided by financing activities	1,046,284	8,887,902

Effect of foreign currency translation	109,074	347,770

Net increase in cash	3,343,301	7,994,513
Cash and cash equivalents, beginning of period	7,700,156	2,222,025
Cash and cash equivalents, end of period	$11,043,457	$10,216,538

Supplemental disclosures of cash flow information:
Cash paid for interest	$306,803	$67,405
Cash paid for income taxes	$278,225	$31,562

See accompaning notes to the condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
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

The acquisition of China Flying was contingent upon the completion of our planned private placement in which we sold 6,669,627 units (the “Units”), with net proceeds of $6,522,563. Each Unit consisted of a $1.15 principal amount convertible note and a three year warrant to purchase one share of Greyhound common stock. On February 9, 2011, the Company entered into a Securities Purchase Agreement with individual investors relating to the private placement and completed the private placement transaction (see Note 12 below). The proceeds from such sale will be used to finance the operations and growth of Guangzhou Tanke.

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

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

Guangzhou Tanke has historically self financed, and has been a profitable enterprise. However, on February 9, 2011, Tanke Biosciences sold convertible notes payable (see Note 12 below) with net proceeds of $6,522,563. Such proceeds will be used to finance the operations and growth of Guangzhou Tanke.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Preparation

The Company’s consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading.  Operating results for the three and nine months ended September 30, 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012. The condensed consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Form 10-K. These unaudited financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2011 included in our Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

(b) Basis of consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries (the “Group''). All inter-company balances and transactions within the Group have been eliminated.

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

(g) Restricted Cash

Deposits that are restricted in use are classified as restricted cash. The Company has restricted cash in an escrow account and represents six months of interest (approximately $300,000) on the convertible notes payable. When the notes mature or are converted into stock, the cash in this account will be released from restriction. Another escrow account holds the fund set aside for use on Investor Relations activities (approximately $240,000.)

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

As of September 30, 2012 and December 31, 2011, the Company’s provision for slow-moving or defective inventories amounted to $16,599 and $41,585, respectively.

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

(m) Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.  There were no impairments of long-lived assets for the periods presented.

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

As of September 30, 2012 and December 31, 2011, the statutory reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of September 30, 2012 and December 31, 2011, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

(p) Cost of Goods Sold

Cost of revenue consists primarily of material cost, labor cost, rent of land allocated to production, overhead associated with the manufacturing process and directly related expenses.

(q) Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses after partially offset by grants from government sponsored projects.  Net research and development expense for the nine months ended September 30, 2012 was $108,448.
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

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

(t) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from net income or loss, investments by owners and distributions to owners. The Company’s only component of other comprehensive income is the foreign currency translation adjustment.

(u) Earnings per share (EPS)

Earnings per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Warrants and convertible notes were not included in the diluted EPS calculation because the exercise prices were greater than the market price for the three and nine months ended September 30, 2012 and the Company had a net loss for the three and nine months ended September 30, 2011.

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

Exchange rates used (RMB to USD)		2011	2012
Assets and liabilities	Balance sheet date (September 30)	0.1562	0.1581
	Balance sheet date (December 31)	0.1573	N/A
Revenue and expenses	Period average (Three months ended September 30)	0.1518	0.1585
	Period average (Nine months ended September 30)	0.1539	0.1583

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

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

3. INVENTORIES

Inventories as of September 30, 2012 and December 31, 2011 consisted of the following.

	September 30,	December 31,
	2012	2011

Raw materials	$1,074,652	$538,465
Finished goods	391,046	402,458
Work in pogress	152,598	242,748
Packaging material	36,255	45,809
Inventory allowance	(16,599)	(41,585)
	$1,637,952	$1,187,895

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

4. ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2012 and December 31, 2011 consisted of the following.

	September 30,	December 31,
	2012	2011

Account receivables	$2,510,320	$2,150,981
Less: Allowance for doubtful accounts	(234,728)	(233,282)
	$2,275,592	$1,917,699

5. DUE FROM RELATED PARTIES

Due from related parties consisted of the following.

	September 30,	December 31,
	2012	2011

Advance to director	$-	$239,149
Others	-	327
	$-	$239,476

Advance to directors represented advance payment made to directors for business development activities.

6. OTHER RECEIVABLES AND LOANS TO CUSTOMER AND SUPPLIER
Other receivables consisted of the following.

	September 30,	December 31,
	2012	2011

Deposit and others	$12,159	$13,425
Advance to staff	185,702	40,511
	$197,861	$53,936

Loans to customer and supplier represent 8% interest bearing advances to one of the Company’s customers and one supplier, both of which are effective in December 2011 and expected to be repaid within one year.  Additional amounts were advanced in first quarter of 2012 based on the same terms.

	September 30,	December 31,
	2012	2011

Loans to customer and supplier	2,876,785	2,513,460
	$2,876,785	$2,513,460

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

7. PREPAYMENTS AND OTHER CURRENT ASSETS

In order to secure key raw materials and supplies and to lock in rising purchase prices, the Company paid substantial amounts of cash in advance on purchase orders. In addition, a few major R&D projects were paid in advance for developers’ work.

	September 30,	December 31,
	2012	2011

Prepayments to suppliers	$3,245,281	$3,633,674

Other current assets as of September 30, 2012 and December 31, 2011 consisted of the following.

	September 30,	December 31,
	2012	2011

Deferred expenses	23,047	-
Offering costs, net	316,506	914,594
	$339,553	$914,594

In connection with the private placement, the Company incurred $1,624,002 of offering costs. These costs have been reflected as other current assets and are being amortized using the interest method over the expected life of the related convertible notes payable. Amortization of these costs is recorded as interest expense. As of September 30, 2012, the remaining book value of these offering costs amounted to $316,506.

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30, 2012 and December 31, 2011 consisted of the following.

	September 30,	December 31,
	2012	2011

Buildings and leasehold improvements	$4,548,780	$4,518,397
Plant and equipment	1,332,706	1,024,245
Motor vehicles	168,506	166,884
Office equipment	339,393	164,907
Total property, plant and equipment	6,389,385	5,874,433

Accumulated depreciation	1,466,444	1,103,134
Property, plant and equipment, net	$4,922,941	$4,771,299
Construction in progress	320,848	35,878
	$5,243,789	$4,807,177

The Company has buildings on the site it occupies, including factory buildings. Due to the lack of a Land Use Right Certificate, the Company is unable to apply for the Property Ownership Certificate for the buildings. However, as the buildings are in use, the Company depreciates them over their expected useful lives.

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

9. INTANGIBLE ASSET, NET

The intangible asset as of September 30, 2012 and December 31, 2011 consisted of the following.

	September 30,	December 31,
	2012	2011

Deposit for land use right	$839,065	$835,985
New product technology	434,695	-
Other	1,176	2,104
	$1,274,936	$838,089

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

The Company plans to start amortizing the land use right as soon as the official certificate is issued on Huadu facility.  The amortization of the land use right for the Qingyuan facility should begin in the 4th quarter of 2012.  The official permits for construction of the new plant were just issued at the end of October 2012.

The amount included in new product technology represents the right to commercialize and apply for a patent a new product developed by an agricultural research institute, that was sold to the Company during the quarter ended June 30, 2012.  Patent protection applied will last for five years and amortization of this intangible asset has begun in the quarter ended September 30, 2012.

10. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following.

	September 30,	December 31,
	2012	2011

Staff loan	$76,381	$265,167
Others	45,057	62,839
	$121,439	$328,006

Staff loans are made to employees under terms that call for repayment of the amounts within two years.

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

11. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of September 30, 2012 and December 31, 2011 consisted of the following.

	September 30,	December 31,
	2012	2011

Other payables	$145,146	$67,751
Staff welfare payable	68,384	68,057
Accrued payroll	-	46,294
Value added tax payable	58,829	93,140
Registration rights penalties	460,206	460,206
Accrued Interest	165,779	-
Other tax payable	19,598	23,459
	$917,942	$758,907

Other payables represent loans from third parties, which are interest free, unsecured and repayable on demand. Registration rights penalties associated with the registration rights agreement. Accrued interest for the 8% convertible note payable, paid semi-annually at the end of June and December.

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

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

As of September 30, 2012, the book value of the Notes amounted to $6,569,182, which consisted of the aggregate face value of $7,670,071, less the remaining discount of $1,100,889.

13. INCOME TAX

The Company’s operating subsidiary, Guangzhou Tanke, is a “domestic enterprise” that is registered and operated in Guangzhou, the PRC. Income tax expense for the nine months ended September 30, 2012 and 2011 of $652,711 and $505,505 respectively, represents the provision for current income tax expenses in the PRC. The statutory income tax rate in PRC is 25%.

The $652,711 income tax expense for the nine months ended September 30, 2012 represents a 53% effective rate of the $1,222,780 income before tax.  However, included in the before tax income were amortization of discount on notes of $2,080,301, and interest expense of $1,058,291, both were incurred in the U.S.  Therefore, the PRC effective tax rate for the nine month period was 14.3% on PRC pretax income of $4,567,049.

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

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

As of September 30, 2012 and December 31, 2011, the income tax payable for the Company amounted to $1,746,235 and $1,216,841, respectively. All of the Company’s U.S. net operating loss carry forward was fully reserved.

Significant components of the Company’s deferred tax asset are as follows.

	September 30,	December 31,
	2012	2011

Deferred tax asset
Allowance for doubtful accounts	$46,327	$46,042

14. LONG-TERM LOANS

The details of the Company’s long-term borrowings are as follows:

	September 30,	December 31,
	2012	2011

Bank loans bearing interest at 5.85% and 7.36% per annum, maturing on January 30, 2013 and June 20, 2014. The loans are uncollateralized other than restricted cash deposited at the bank.	$2,291,944	$1,413,821

Less: Current portion	(1,343,553)	(785,456)
	$948,391	$628,365

The bank loans consist of $711,293 (RMB 4,500,000) and $1,580,651 (RMB 10,000,000), bearing interest at 5.85% and 7.36% per annum, maturing on January 30, 2013 and June 20, 2014, respectively. Interest is calculated and paid on the 20th of each month. Principle payments are made on a quarterly basis.

Future schedules maturities of these note payable are as follows.

Year Ended
December 31,
2012	$237,098
2013	1,264,521
2014	790,325
$2,291,944

15. GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and ratably recognizes the amount as a reduction of research and development expense when the related research and development activities are performed. As of September 30, 2012 and December 31, 2011, government grant balances are $187,193 and $355,754, respectively.

TANKE BIOSCIENCES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Segment revenues
Organic Trace Mineral Additives	$8,865,570	$4,903,065	$18,763,853	$13,704,308
Functional Regulation Additives	733,785	1,257,219	2,480,324	2,915,994
Herbal Medicinal Additives	94,271	81,962	191,110	166,230
Other	212,955	5,587	443,222	392,614
	9,906,581	6,247,833	$21,878,509	$17,179,146

Segment costs of sales
Organic Trace Mineral Additives	5,744,163	3,134,802	$11,895,318	$8,534,522
Functional Regulation Additives	509,057	799,849	1,668,369	1,824,921
Herbal Medicinal Additives	72,291	65,349	187,535	141,023
Other	195,967	4,212	414,430	236,613
	6,521,478	4,004,212	$14,165,652	$10,737,079

Segment gross profit
Organic Trace Mineral Additives	3,121,407	1,768,263	$6,868,535	$5,169,786
Functional Regulation Additives	224,728	457,370	811,955	1,091,073
Herbal Medicinal Additives	21,980	16,613	3,575	25,207
Other	16,988	1,375	28,792	156,001
	3,385,103	2,243,621	$7,712,857	$6,442,067

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

Overview

We are one of the leading animal nutrition and feed additive providers in China. In 2001, we were designated a certified high-tech company by the Guangzhou City Commission of Science and Technology as recognition for new technology developed by us in the agriculture industry. Our products optimize the growth and health of livestock such as pigs and cattle, as well as farmed fish, and seek to capitalize on China’s growing demand for safe and reasonably priced food. Feed additives are utilized in China at less than half the rate of the United States and Europe, and we have a significant growth opportunity as Chinese farmers and ranchers include a greater amount of increasingly sophisticated additive to their feed.

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

Our major products address most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which account for approximately 86% of our revenue, Functional regulation, which account for approximately 11% of our revenue, and Herbal Medicinal Additives, which account for approximately 1% of our revenue. Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations. We currently market 22 different brands of feed additives at various price points to meet the demands of existing and prospective customers. Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. While the majority of our sales are domestic, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 1% of our total sales.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Basis of Preparation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments considered necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of September 30, 2012, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

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

Results of Operations for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

The following is a comparison of our revenue, costs of sales and gross profit by segment for the three months ended September 30, 2012 and 2011.

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

	Three Months Ended
	September 30,
	2012	2011	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$8,865,570	$4,903,065	$3,962,505	80.8%
Functional Regulation Additives	733,785	1,257,219	(523,435)	(41.6%)
Herbal Medicinal Additives	94,271	81,962	12,309	15.0%
Other	212,955	5,587	207,368	3711.9%
	$9,906,581	$6,247,833	$3,658,748	58.6%

Segment costs of sales
Organic Trace Mineral Additives	$5,744,163	$3,134,802	$2,609,361	83.2%
Functional Regulation Additives	509,057	799,849	(290,792)	(36.4%)
Herbal Medicinal Additives	72,291	65,349	6,942	10.6%
Other	195,967	4,212	191,755	4552.6%
	$6,521,478	$4,004,212	$2,517,266	62.9%

Segment gross profit
Organic Trace Mineral Additives	$3,121,407	$1,768,263	$1,353,144	76.5%
Functional Regulation Additives	224,728	457,370	(232,643)	(50.9%)
Herbal Medicinal Additives	21,980	16,613	5,367	32.3%
Other	16,988	1,375	15,613	1135.9%
	$3,385,103	$2,243,621	$1,141,482	50.9%

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

Revenue from organic trace mineral additives in the third quarter of 2012 increased by$3,962,505, or 80.8%, as compared to 2011. During the second and third quarters of 2012, demand for organic trace mineral additives rebounded after a slower first quarter due to the Chinese New Year holiday and soft overall economic growth. Our revenue in the third quarter of 2012 increased due in part to strict food safety rules and regulations enforced by the State Council of China regarding the animal feed and feed additive industries. We have benefited from these new industry standards, as smaller companies who produce sub-standard feed additives will not be able to operate. In addition, pig diseases began to seriously impact the pig farming industry in 2011, lowering demand for feed and feed additives, and driving pork prices to a record level. This problem has been alleviated and pork prices have been stabilized after the first quarter of 2012.  In 2012, organic trace mineral revenue accounted for approximately 89% of our revenues for the three months ended September 30, 2012 as compared to 78% for the three months ended September 30, 2011. Our gross profit percentage for the organic trace mineral additive sales amounted to 35.2% and 36.1% for the quarters ended September 30, 2012 and 2011, respectively.

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

Revenue from functional regulation additives for the quarter ended September 30, 2012 decreased by $523,435, or 41.6%, as compared to the third quarter of 2011. The decrease in sales is primarily due to the segment being less emphasized during the third quarter of 2012, as more attention was placed pushing the growth of the organic trace mineral additive market.

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

Revenue from herbal medicinal additives for the quarter ended September 30, 2012 increased by $12,309, or 15%, as compared to the quarter ended September 30, 2011.  The revenue from herbal medicinal additives amounted to only 1% of our total revenue for the three months ended September 30, 2012 and 2011.

Other

Other revenue mainly consists of buying and then reselling raw materials. Revenue from raw material sales accounted for 2.1% of our revenue for the three months ended September 30, 2012.  This reflects a significant increase from prior year, primarily due to new demand from a major customer for a specific material.  The margin of this type of sales is low and demand many not be consistent.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the three months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30,
	2012	2011	$ Change	% Change

Gross profit	$3,385,103	$2,243,621	$1,141,482	50.9%
Selling expenses	(611,880)	(486,231)	125,649	25.8%
Administrative expenses	(574,092)	(545,100)	28,992	5.3%
Other operating expenses	-	(4,809)	(4,809)	(100.0%)
Depreciation and amortization	(16,642)	(3,685)	12,957	351.6%
Income from operations	2,182,489	1,203,796	978,693	(81.3%)
Other income/expense
Interest income	23,573	25,563	(1,990)	(7.8%)
Interest expense	(316,422)	(814,415)	(497,993)	(61.1%)
Amortization of discount on notes	(698,495)	(1,396,990)	(698,495)	(50.0%)
Registration rights agreement expense		(260,782)	(260,782)	(100.0%)
Foreign exchange losses, net	-	(17,846)	(17,846)	(100.0%)
Income (loss) before income taxes	1,191,145	(1,260,674)	2,451,819	194.5%
Income tax expense	(222,513)	(185,197)	37,316	20.1%
Net income (loss)	$968,632	$(1,445,871)	$2,414,503	167.0%

Selling, General and Administrative Expenses

Selling expenses for the three months ended September 30, 2012 increased by $125,649, or 25.8%, as compared to 2011.  The selling expenses increased due primarily to the 58.6% increase in sales for the third quarter, as the number of sales people increased to handle the increased sales levels.

General and administrative expenses for the three months ended September 30, 2012 increased by $28,992, or 5.3%, as compared to 2011. The expenses remained consistent due to our administrative activities being consistent during both of these periods.

Other Income/Expenses

Interest income for the three months ended September 30, 2012 decreased slightly by $1,990 as compared to the three months ended September 30, 2011. Our interest income has remained consistent as our levels of cash have remained consistent.

Interest expense for the three months ended September 30, 2012 decreased by $497,993 as compared to 2011. The primary reason for this decrease was due to lower amortization of capitalized offering costs recorded in 2012 resulting from a change in estimate for the life of the offering costs. The offering costs were being amortized over a one year period in the first nine months of 2011, and a two year period in 2012.

The expense associated with the amortization of discounts on our convertible notes payable for the three months ended September 30, 2012 amounted to $698,495 as compared to $1,396,990 in 2011. As discussed above with the amortization of the capitalized offering costs, the convertible notes payable were issued in February 2011 and were being amortized over a period of one year in the first nine months of 2011. In 2012 we revised our estimate to amortize the amounts over a two year period. These amounts are expected to be amortized through February 2013.

Income Tax Expense

Our income tax expense increased by $37,316 for the three months ended September 30, 2012 as compared to 2011. The increase was attributable to an increase in taxable income during the quarter.

Pursuant to Section 26 of the Inland Revenue Ordinance (“IRO”), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Results of Operations for the Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011

The following is a comparison of our revenue, costs of sales and gross profit by segment for the nine months ended September 30, 2012 and 2011.

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

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$18,763,853	$13,704,308	$5,059,545	36.9%
Functional Regulation Additives	2,480,324	2,915,994	(435,670)	(14.9%)
Herbal Medicinal Additives	191,110	166,230	24,880	15.0%
Other	443,222	392,614	50,608	12.9%
	$21,878,509	$17,179,146	$4,699,363	27.4%

Segment costs of sales
Organic Trace Mineral Additives	$11,895,318	$8,534,522	$3,360,796	39.4%
Functional Regulation Additives	1,668,369	1,824,921	(156,552)	(8.6%)
Herbal Medicinal Additives	187,535	141,023	46,512	33.0%
Other	414,430	236,613	177,817	75.2%
	$14,165,652	$10,737,079	$3,428,573	31.9%

Segment gross profit
Organic Trace Mineral Additives	$6,868,535	$5,169,786	$1,698,749	32.9%
Functional Regulation Additives	811,955	1,091,073	(279,118)	(25.6%)
Herbal Medicinal Additives	3,575	25,207	(21,632)	(85.8%)
Other	28,792	156,001	(127,209)	(81.5%)
	$7,712,857	$6,442,067	$1,270,790	19.7%

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

Revenue from organic trace mineral additives for the nine months ended September 30, 2012 increased by $5,059,545, or 36.9%, as compared to 2011. During the second and third quarters of 2012, demand for organic trace mineral additives rebounded after a slower first quarter due to the Chinese New Year holiday and soft overall economic growth. Our revenue also increased due in part to strict food safety rules and regulations enforced by the State Council of China regarding the animal feed and feed additive industries. We have benefited from these new industry standards, as smaller companies who produce sub-standard feed additives will not be able to operate. In 2012, this revenue accounted for approximately 86% of our revenues for the nine months ended September 30, 2012 as compared to 80% for the nine months ended September 30, 2011. Our gross profit percentage for the organic trace mineral additive sales amounted to 36.6% and 37.7% for the nine months ended September 30, 2012 and 2011, respectively.

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

Revenue from functional regulation additives for the nine months ended September 30, 2012 decreased by $435,670, or 14.9%, as compared to the nine months ended September 30, 2011. The decrease is due primarily to more attention being placed on growing the organic trace mineral sales.  The gross profit percentage for the nine months ended September 30, 2012 decreased to 32.7%, as compared to 37.4% for the nine months ended September 30, 2011 due to higher material and labor costs.

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

Revenue from herbal medicinal additives for the nine months ended September 30, 2012 increased by $24,880, or 15%, as compared to the nine months ended September 30, 2011. Our gross profit for the nine months ended September 30, 2012 amounted to 1.9% as compared to 15.2% in 2011 due to significant increase in material costs.

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

Other

Other revenue mainly consists of buying and then reselling raw materials. Revenue from raw material sales accounted for 2% of our revenue for the nine months ended September 30, 2012 and increased by $50,608 as compared to 2011. This revenue is very price sensitive and margin is minimal, while demands are sporadic. Going forward, we do not expect this to be a significant source of revenue.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change

Gross profit	$7,712,857	$6,442,067	$1,270,790	19.7%
Selling expenses	(1,706,112)	(1,690,287)	15,825	0.9%
Administrative expenses	(1,795,328)	(3,870,005)	(2,074,677)	(53.6%)
Other operating expenses	-	(96,498)	(96,498)	(100.0%)
Depreciation and amortization	(43,071)	(66,864)	(23,793)	(35.6%)
Income (loss) from operations	4,168,346	718,413	3,449,933	(480.2%)
Other income/expense
Interest income	193,026	29,173	163,853	561.7%
Interest expense	(1,058,291)	(1,497,364)	(439,073)	(29.3%)
Amortization of discount on notes	(2,080,301)	(3,538,030)	(1,457,729)	(41.2%)
Registration rights agreement expense		(260,782)	(260,782)	(100.0%)
Foreign exchange losses, net	-	(70,246)	(70,246)	(100.0%)
Income (loss) before income taxes	1,222,780	(4,618,836)	5,841,616	126.5%
Income tax expense	(652,711)	(505,505)	147,206	29.1%
Net income (loss)	$570,069	$(5,124,341)	$5,694,410	111.1%

Selling, General and Administrative Expenses

Selling expenses for the nine months ended September 30, 2012 increased slightly by $15,825, or 0.9%, as compared to 2011. The amount represents primarily travel and meeting expenses for sales department staff to develop new customers and expand the market. The amounts for the nine months ended September 30, 2012 increased by only 0.9% as compared to 2011 despite the increase in sales for the same period of 27.4%, as we have more closely controlled our expenses due to the reduced amount of sales experienced in the first quarter of 2012.  In addition, we have developed a new sales and marketing division targeting the end-user market segment, or the largest animal farms in China, through utilization of distributors in 2012.  Selling expenses for this market segment are relatively lower than selling to the feed producer market.

General and administrative expenses for nine months ended September 30, 2012 decreased by $2,074,677 as compared to 2011. This was due to higher accounting and legal expenses associated with our public filings in 2011, which did not occur in 2012. In particular, we issued shares of common stock to a consultant as compensation in 2011, which accounted for $2,491,938 of the total administrative expenses. There were no such expenses in 2012.

Other Income/Expenses

Interest income for the nine months ended September 30, 2012 increased by $163,853 as compared with the nine months ended September 30, 2011. This increase is due primarily to interest income received during the second quarter of 2012 resulting from loans we made to a customer and a supplier in the fourth quarter of 2011.

Interest expense for the nine months ended September 30, 2012 decreased by $439,073 as compared to 2011. The primary reason for this decrease was due to lower amortization of capitalized offering costs recorded in 2012 resulting from a change in estimate for the life of the offering costs. The offering costs were being amortized over a one year period in the first nine months of 2011, and a two year period in 2012.

The expense associated with the amortization of discounts on our convertible notes payable for the nine months ended September 30, 2012 amounted to $2,080,301 as compared to $3,538,030 in 2011. The convertible notes payable were issued in February 2011 and were being amortized over a period of one year in the first nine months of 2011.  In 2012 we revised our estimate to amortize the amounts over a two year period. These amounts are expected to be amortized through February 2013.

Income Tax Expense

Our income tax expense increased by $147,206 for the nine months ended September 30, 2012 as compared to 2011. The increase was attributable to an increase in taxable income during the quarter.

The $652,711 income tax expense for the nine months ended September 30, 2012 represents a 53% effective rate of the $1,222,780 income before tax.  However, included in the before tax income were amortization of discount on notes of $2,,080,301, and interest expense of $1,058291, both were incurred in the U.S.  Therefore, the PRC effective tax rate for the nine month period was 14.3% on PRC pretax income of $4,567,049.

Pursuant to Section 26 of the Inland Revenue Ordinance (“IRO”), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Liquidity and Capital Resources

As of September 30, 2012 and 2011 we had cash balances of $11,043,457 and $10,216,539, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change

Net cash provided by operating activities	$3,972,776	$1,014,815	$2,957,961	291.5%
Net cash used in investing activities	(1,784,833)	(2,255,974)	471,141	(20.9%)
Net cash provided by financing activities	1,046,284	8,887,902	(7,841,618)	(88.2%)
Effect of foreign currency conversion on cash	109,074	347,770	(238,696)	(68.6%)
Net increase in cash	$3,343,301	$7,994,513	$(4,651,212)	(58.2%)

Operating Activities

Net cash provided by operating activities was $3,343,301 for the nine months ended September 30, 2012 compared to cash provided of $7,994,513 for the nine months ended September 30, 2011. We had net income of $570,069 during the nine months ended September 30, 2012, and a significant amount of our expenses were non-cash related such as $404,123 for depreciation and amortization of fixed and intangible assets, $2,080,301 for the amortization of the discounts recorded on our convertible notes payable, as well as $598,088 of offering cost amortization. As a result, we continue to generate positive cash from operations of $3,972,776.

During the same period in 2011, our net loss of $5,124,341 included non-cash expenses of $3,538,030 for the amortization of the discounts on the convertible notes payable, $2,491,938 for common stock issued for services, as well as $1,017,184 in capitalized offering cost amortization. As a result of these non-cash expenses, we generated positive cash flows from operations of $1,014,815 during the nine months ended September 30, 2011.

Investing Activities

Net cash used in investing activities was $1,784,833 for the nine months ended September 30, 2012, which was the result of an increase in loans to customers and suppliers and other receivables of $507,250, spending for the acquisition of property and equipment of $799,922 and the purchase of intangible assets of $477,661.  During the nine months ended September 30, 2011, we had net cash used in investing activities of $2,255,974 due to an increase in other receivables of $1,156,767, spending for the acquisition of property and equipment of $476,636, and increase in restricted cash of $698,646, partially offset by cash of $76,075 acquired as a result of the VIE agreement with China Flying in the first quarter of 2011.

Financing Activities

Net cash provided by financing activities was $1,046,284 for the nine months ended September 30, 2012 due primarily to an additional loan of approximately $1.6 million received in the second quarter of 2012, offset by paydown of bank borrowings of approximately $700,000. During the nine months ended September 30, 2011, we had net cash provided by financing activities of $8,887,902, resulting primarily from the net proceeds from the issuance of convertible notes of $6,522,563, and net proceeds from bank borrowings of $458,215.

We have historically funded our operation primarily through cash generated from operations. Over the next twelve months, we intend to pursue organic and acquisitive growth and increase our market share in mainland China. We believe that our cash on hand and cash flow from operations will meet our present operating cash needs for the next 12 months. However, we will require additional cash resources to meet the cash requirements of our planned long-term growth.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under  the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Based on that assessment, management identified material weaknesses in our disclosure controls and procedures related to the maintenance of our books and records in accordance with GAAP used in the Peoples’ Republic of China, and the conversion of those books and records to GAAP used in the United States of America. Specifically, the material weaknesses related to (1) our process for periodic financial reporting, including documentation of procedures and timely review of financial reports and statements, particularly as it relates to the conversion from Chinese to US GAAP, (2) adequate qualified staff necessary to effectively apply the process, and (3) methods and practices employed to report unusual transactions such as our reverse merger. A material weakness is a control deficiency, or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012. Our management has discussed the material weaknesses described above with our board of directors.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the third quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TANKE BIOSCIENCES CORPORATION

Date: November 14, 2012	By:	/s/ Guixiong Qiu
Guixiong Qiu
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Gilbert Lee
Gilbert Lee
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)