Form 10-K/A
period 2011-12-31
Tanke Biosciences Corp
filed 2012-11-15
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Tanke Biosciences Corporation (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012 (the “2011 Annual Report”), is being filed to solely amend the Section 9A. “Controls and Procedures” of the 2011 Annual Report.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

No other changes have been made to the 2011 Annual Report. This Amendment No. 1 speaks as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the 2011 Annual Report.

Item 9A. Controls and Procedures.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.

Based on that assessment, management identified material weaknesses in our disclosure controls and procedures related to the maintenance of our books and records in accordance with GAAP used in the Peoples’ Republic of China, and the conversion of those books and records to GAAP used in the United States of America. Specifically, the material weaknesses related to (1) our process for periodic financial reporting, including documentation of procedures and timely review of financial reports and statements, particularly as it relates to the conversion from Chinese to US GAAP, (2) adequate qualified staff necessary to effectively apply the process, and (3) methods and practices employed to report unusual transactions such as our reverse merger. A material weakness is a control deficiency, or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011. Our management has discussed the material weaknesses described above with our board of directors.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, management identified material weaknesses in our internal control over financial reporting related to the maintenance of our books and records in accordance with GAAP used in the Peoples’ Republic of China, and the conversion of those books and records to GAAP used in the United States of America. Specifically, the material weaknesses related to (1) the lack of controls designed or implemented over the financial reporting process as well as a lack of qualified staff to effectively carry out the activities over the financial reporting process, (2) the lack of policies over comingling Company funds with personal bank accounts and policies over cash transactions, (3) incomplete and inappropriate accounting recordkeeping, and (4) the lack of U.S. GAAP expertise to identify and assess unusual or complex accounting transactions. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2011. Our management has discussed the material weakness described above with our board of directors.

In an effort to remediate the identified material weaknesses, we have hired a new Chief Financial Officer and have implemented additional changes to our internal control over financial reporting, including (1) timely review of reports prior to issuance, (2) a re-evaluation of our staffing needs, and (3) analysis of unusual transactions as they occur to allow adequate time for multiple levels of review. We plan to further strengthen our financial reporting and review procedures by working more efficiently with our auditor EFP Rotenberg, our U.S. accounting consultant, and internal financial staff to shorten the closing cycles (monthly, quarterly, and year-end), as well as to improve review, audit, and disclosure control.  We also plan to develop, strengthen, and document internal control procedures and policies, especially on transaction processing and recording, financial reporting and review, cash and receivable management, etc., in 2012, with the help of additional financial staff and outside consultants.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TANKE BIOSCIENCES CORPORATION

Date: November 15, 2012	By:	/s/ Guixiong Qiu
Guixiong Qiu
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 15, 2012	By:	/s/ Gilbert Lee
Gilbert Lee
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Guixiong Qiu
Guixiong Qiu	Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)	November 15, 2012

/s/ Gilbert Lee
Gilbert Lee	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	November 15, 2012