Form 10-K
period 2012-12-31
Tanke Biosciences Corp
filed 2013-04-15
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on OTC Bulletin Board was: $1,681,919.46.

Number of shares of the registrant’s common stock outstanding as of April 15, 2013 was 13,324,083.

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

Overview of Our Business

Through Guangzhou Tanke, our principal operating business, we are one of the leading animal nutrition and innovative feed additive providers in China.  Our products are distinguished from traditional artificial feed additives in that they are environmental-friendly and are designed to optimize the growth and health of livestock such as pigs, poultry and cattle, as well as farmed fish.  One of our most popular products is an organic trace mineral additive that we believe is one of the few Chinese-developed organic products in the trace mineral market.

In 2001, we were designated a certified hi-tech company by the Guangzhou City Commission of Science and Technology as recognition for new technology that we developed in the agricultural industry, and in addition to our headquarters, we operate in a modern 34,000 square-meter manufacturing facility in the Huadu Economic District, Guangzhou City, Guangdong province.  As the Chinese economy continues to evolve and prosper, the opportunity for technology companies like the Company should increase dramatically.

Our feed additive products are distinguished from traditional artificial feed additives in that they are non-hazardous, environmental friendly and safe for livestock and their human consumers, making them compatible with China's efforts to develop a safer food supply.  Such feed additive products are environmental friendly because animals that consume them produce fewer waste products than other animals and a decrease in the amount of waste produced is beneficial to the environment.

As a growing player in providing advanced, environmental-friendly and innovative feed additives, we believe that sales will rapidly increase as more large scale farms and feed producers in China seek “Pollution-Free” certifications from the Chinese government. These certifications indicate that the farm or food production facility has taken material steps to make its manufacturing process as environmental friendly as possible and the food provided as safe as possible. Large scale farms and feed producers in China that seek "Pollution-Free" certifications may be more likely to receive such certifications if they use our Organic Trace Mineral Additives.  Pursuant to a May 3, 2005 paper, published by the MU Extension of the University of Missouri-Columbia, the main advantage of feeding organic trace minerals to animals is to increase the bioavailability to the animal, thereby decreasing the amount of waste and, correspondingly, the amount of pollution. In addition, feed additives are utilized in China at less than half the rate of the United States and Europe, and we have a significant growth opportunity as Chinese farmers and ranchers include a greater amount of increasingly sophisticated additives in their feed.

Our major products address most key market categories within China’s animal feed additive industry, including:

●	Organic Trace Mineral Additives, which accounted for approximately 79% of our revenue in 2011 and 86% of our revenue in 2012;

●	Feed Acidifiers, Seasonings and Flavor Enhancers, which accounted for approximately 17% of our revenue in 2011 and 11% of our revenue in 2012; and

●	Herbal Medicinal Additives, which accounted for approximately 1% of our revenue in both 2011 and 2012.

Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations.  As a result of our diversified products and extensive distribution network, we believe that we are ideally positioned to help meet China’s growing demand for safe and reasonably priced food.

From Guangzhou Tanke’s incorporation in April 1997, when it manufactured one product utilizing a small rented facility in Gaotang in the Guangdong province, Guangzhou Tanke has grown into one of China’s largest feed additive producers.  As of December 31, 2012, we marketed 26 different brands of feed additives and had an aggregate production capacity, on average of approximately 560 metric tons per week of feed additives, of which 350 metric tons are organic trace minerals.  We estimate that we are currently operating at a blended average across our product lines of approximately 63% of our manufacturing capacity at our current facility.  To satisfy increasing demand of our products and to provide better services, we have acquired land use right and started construction of our second manufacturing facility in Qingyuan, Guangdong.  The new facility will utilize the most advanced technology and automated systems which greatly reduce per unit cost and improve product quality.  It is expected to be fully operational in the first half of 2014.

We launched a new product in the second half of 2012 called “Water Soluble Organic Multi-Vitamin Electrolyte”.  Unlike traditional feed additives that are mixed with solid animal feed, this product is fed to animals by dissolving it in drinking water for the animals to consume.  Research data indicates that this form of application will create better absorption of minerals and nutritional substances, thus improving efficiency and reducing cost.  Throughout 2012, we continued to modify our products to improve ease of application.  We started focusing on marketing our products directly to the end users, the largest animal farming companies in China, and to the smaller animal farms through regional and local distributors.  In 2013, we have several new product introductions in the pipeline, for use mainly on improving health and enhancing growth in pigs, chicken, cattle, and seafood.

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

On February 9, 2011, Greyhound closed (i) a share exchange transaction (the “Share Exchange”), pursuant to which (among other things) we became the sole stockholder of China Flying and changed our name to “Tanke Biosciences Corporation”, and (ii) a private placement (the “Private Placement”) of $7,670,071 for 6,669,627 units (the “Units”), with each Unit consisting of a $1.15 principal amount 8% Senior Convertible Note (each, a “Note”) and a Common Stock Purchase Warrant (each, a “Warrant”) to purchase one share of our common stock, with an exercise price of $1.40 per share.  The Share Exchange and the Private Placement are more fully described below.

Our principal offices are located at East Tower of Hui Hao Building, No. 519 Machang Road, Pearl River New City, Guangzhou, China.  Our telephone number is +86-20-3885-9025.

VIE Agreements

On January 3, 2011, Kanghui Agricultural, a wholly-owned subsidiary of China Flying, entered into the VIE Agreements with Guangzhou Tanke and the Tanke Shareholders (Guixiong Qiu, Bi Gao, Xiuzhen Liang, and Bing Teng).  Pursuant to the VIE Agreements, Kanghui Agricultural effectively assumed management of the business activities of Guangzhou Tanke and has the right to appoint all executives and senior management and the members of the board of directors of Guangzhou Tanke.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Voting Rights Proxy Agreement, Equity Pledge Agreement and Option Agreement, through which Kanghui Agricultural has the right to advise, consult, manage and operate Guangzhou Tanke for an annual fee in the amount of Guangzhou Tanke’s yearly net profits after tax.  The Tanke Shareholders have pledged their rights, titles and equity interest in Tanke as security for Kanghui Agricultural to collect consulting and services fees provided to Guangzhou Tanke through an Equity Pledge Agreement.  In order to further reinforce Kanghui Agricultural’s rights to control and operate Guangzhou Tanke, the Tanke Shareholders have granted Kanghui Agricultural an exclusive right and option to acquire all of their equity interests in Tanke through an Option Agreement.

●
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

●
Consulting Services Agreement. Guangzhou Tanke and the WFOE has entered into a Consulting Services Agreement, which provides that the WFOE will be the exclusive provider of consulting and management services to Guangzhou Tanke and Guangzhou Tanke will pay all of its net income based on the quarterly financial statements to the WFOE for such services.  Any such payment from the WFOE to the Company would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.  See “Risk Factors – Risks Associated With Doing Business in China – ‘Due to various restrictions under Chinese laws on the distribution of dividends by our Chinese operating companies, we may not be able to pay dividends to our stockholders’ and ‘The State Administration of Foreign Exchange restrictions or changes in foreign exchange regulations in China may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business’.”

●
Operating Agreement. Pursuant to the operating agreement among the WFOE, Guangzhou Tanke and each of Tanke Shareholders, the WFOE provides guidance and instructions on Guangzhou Tanke’s daily operations and financial affairs. The Tanke Shareholders must designate the candidates recommended by the WFOE as their representatives on their respective boards of directors. The WFOE has the right to appoint senior executives of Guangzhou Tanke. In addition, the WFOE agrees to guarantee Guangzhou Tanke’s performance under any agreements or arrangements relating to Guangzhou Tanke’s business arrangements with any third party. Guangzhou Tanke, in return, agrees to pledge its accounts receivable and all of its assets to the WFOE. Moreover, Guangzhou Tanke agrees that without the prior consent of the WFOE, Guangzhou Tanke will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party.

●
Option Agreement. Pursuant to the option agreement among the WFOE, Guangzhou Tanke and each of Tanke Shareholders, the Tanke Shareholders have granted Kanghui Agricultural an exclusive right and option to acquire all of their equity interests in Guangzhou Tanke upon an event of default.

●
Voting Right Proxy Agreement. Pursuant to the voting right proxy agreement among the WFOE, Guangzhou Tanke and its shareholders, the Tanke Shareholders have granted the WFOE a voting and proxy right to vote their equity interest on Guangzhou Tanke.

We have been advised by our PRC legal counsel, Martin Hu & Partners, in an opinion dated January 4, 2011, that: (1) our inner-PRC shareholding structure complies with PRC laws and regulations; (2) the contractual arrangements between the WFOE, China Flying, Guangzhou Tanke and its shareholders are valid and binding on all parties to these arrangements and do not violate relevant PRC laws or regulations; (3) each of the WFOE and Guangzhou Tanke has the requisite corporate power to own, lease and operate its properties, to enter into contracts and to conduct its business and (4) each of the WFOE and Guangzhou Tanke is qualified to do business in the respective jurisdiction of its establishment.

Call Option Agreement

In addition, on January 3, 2011, the Tanke Shareholders each entered into a call option agreement (the “Call Option Agreement”) with Golden Genesis Limited (“Golden Genesis”), a British Virgin Islands company, and Wong Kwai Ho, a Hong Kong resident owning 100% of the issued and outstanding shares of Golden Genesis.  Pursuant to the Call Option Agreement, the Tanke Shareholders each received three year options exercisable for shares of common stock in the Company and options for 34% of the shares shall vest and become exercisable on December 31, 2011, options for 33% of the shares shall vest and become exercisable on December 31, 2012 and options for 33% of the shares shall vest and become exercisable on December 31, 2013. Upon exercise of the options, the Tanke Shareholders may purchase each share for $0.01 and if the Tanke Shareholders exercise all of their options they will own a majority of our outstanding shares of Common Stock and Golden Genesis will no longer be a stockholder of the Company.  The Call Option Agreement provides that Golden Genesis shall not dispose of the respective portion of the shares of common stock without the Tanke Shareholders’ prior written consent.

Pursuant to the Call Option Agreement, Golden Genesis shall transfer up to 100% of the shares of the Company’s common stock to the Tanke Shareholders over the next three years.  Upon the completion of such transfers the Tanke Shareholders will be stockholders of the Company and Golden Genesis will no longer be a stockholder of the Company.

We entered into the VIE Agreements and Call Option Agreement in order to comply with applicable Chinese law and because such structure was a tax-efficient alternative for the Tanke Shareholders.  First, under an alternative structure, we would be required to obtain the approval of the PRC government because the WOFE did not exist for two years prior to the transaction.  Second, under an alternative structure, we would be required to pay the Tanke Shareholders cash for the capital stock of Guangzhou Tanke because stock-for-stock acquisitions are not permitted.  Lastly, the structure provided by the VIE Agreements is tax-free to the Tanke Shareholders under applicable PRC law.

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

Private Placement

On February 9, 2011, in connection with the closing of the Share Exchange, we closed the Private Placement of 6,669,627 Units, at a purchase price of $1.15 per Unit, pursuant to the Securities Purchase Agreement.  Each Unit consisted of a $1.15 principal amount 8% Senior Convertible Note and a Common Stock Purchase Warrant to purchase one share of the Company’s common stock, with an exercise price of $1.40 per share.  We sold 6,669,627 Units in the Private Placement, for gross proceeds of $7,670,071.50.  In addition, in connection with the Private Placement, the Company also issued to certain affiliates of Euro Pacific Capital, Inc. (“Euro Pacific”), the lead placement agent in the Private Placement, three-year Agent Warrants to purchase an aggregate of 666,963 shares of our common stock at an exercise price of $1.15 per share.  The issuances of the Notes, the Warrants and the Agent Warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, and the Private Placement met the requirements to qualify for exemption under Regulation D promulgated under the Securities Act.  The first $1,474,006 of proceeds from the Private Placement were used primarily to pay expenses of the Share Exchange and the Private Placement, including $400,000 reserved for financial marketing of the Company for the U.S. capital markets.  Proceeds above these amounts will be used primarily to develop new products, acquire patents, add manufacturing capacity, advertising, promotion, increasing and training sales personnel and for general working capital needs of the Company.  The net proceeds from the Private Placement shall be not be used for the satisfaction of any portion of the Company’s bank debt or debt due to related parties (other than payment of accounts payable in the ordinary course of the Company’s business and consistent with prior practices), or to redeem any common stock or common stock equivalents of the Company.  In connection with the closing of the Private Placement, we also entered into the following additional agreements:

Notes.  We offered and sold $7,670,071.50 worth of Notes convertible into up to 6,669,627 shares of our common stock, in conjunction with a purchase of the Units.  The Notes are payable 24 months from February 9, 2011 with an interest rate of 8% per annum payable semiannually in arrears.  At the option of the holder, the Notes may be converted into common stock at a price of $1.15 per share, which is subject to customary weighted average and stock based anti-dilution protection.

Warrants.  We offered and sold Warrants to purchase up to 6,669,627 shares of common stock in conjunction with a purchase of the Units.  Each Warrant entitles the holder to purchase one share of our common stock.  The Warrants will be exercisable in whole or in part, at an initial exercise price per share of $1.40, which is subject to customary weighted average and stock based anti-dilution protection.  The Warrants may be exercised at any time upon the election of the holder, beginning on the date of issuance and ending of the third anniversary of the closing of the Private Placement.

Agent Warrants.  We issued to certain affiliates of Euro Pacific, our lead placement agent in the Private Placement, three-year Agent Warrants to purchase an aggregate of 666,963 shares of common stock at an exercise price of $1.15 per share.  The Agent Warrants also contain a cashless exercise option.

Registration Rights Agreement.  Under the terms of the Registration Rights Agreement, we agreed to file a Registration Statement on Form S-1 with the SEC within 60 days of the closing of the Private Placement registering the number of shares of common stock underlying the Units sold in the Private Placement, and to use our best efforts to have the registration statement declared effective prior to September 15, 2011.  As of December 31, 2012 and 2011, we accrued the maximum amount of $460,206 for registration delay penalty.

Interest Escrow Agreement.  Pursuant to the Interest Escrow Agreement, the Company deposited into escrow an amount of proceeds of the Private Placement equal to one semi-annual interest payment on the Notes to secure prompt interest payments under the Notes.  Until such time as 75% of the Notes are converted into shares of common stock, if such escrow is depleted in order to make interest payments, the Company has agreed to promptly replenish such escrow amount.

Securities Escrow Agreement.  Pursuant to the Securities Escrow Agreement, Golden Genesis placed in escrow 2,000,000 shares of common stock (the “Escrow Shares”), to be disbursed to either the Investors on a pro rata basis or to Golden Genesis based on the financial performance of Guangzhou Tanke, our principal operating business.  If our “Adjusted Income” (as defined below) for the year ending December 31, 2011 is (i) at least $4,652,410, then Golden Genesis shall receive an aggregate of one million (1,000,000) Escrow Shares or (ii) less than $4,652,410, then the Investors shall receive an aggregate of one million (1,000,000) Escrow Shares.  If our Adjusted Income for the year ending December 31, 2012 is (i) at least $7,571,111, then Golden Genesis shall receive an aggregate of one million (1,000,000) Escrow Shares or (ii) less than $7,571,111, then the Investors shall receive an aggregate of one million (1,000,000) Escrow Shares.  For the purposes of the Securities Escrow Agreement, “Adjusted Income” means the sum of: (A) the Company’s net income; plus (B) any expense incurred in connection with the transactions contemplated by the Securities Purchase Agreement in connection with the Private Placement, including, without limitation, expenses related to the filing of a registration statement; plus (C) any depreciation and amortization expenses related to the expenses described in (B) above for the fiscal year ending December 31, 2011 or December 31, 2012 (as applicable), in each case as determined in accordance with GAAP, as reported in the Company’s Annual Report on Form 10-K as filed with the SEC.

We did not achieve the Adjusted Income of $4,652,410 for the year ended December 31, 2011, therefore 1,000,000 shares of common stock placed in escrow have been distributed to the Investors on a pro rata basis, pursuant to the terms of the Securities Escrow Agreement. We did not achieve the Adjusted Income of $7,571,111 for the year ended December 31, 2012 either, and we are in discussion with the investors for a waiver of the make good share distribution or a reduced quantity.

As of February 10, 2013, we are in default under the terms of the Notes. The default is the result of the Company’s failure to pay to the investors approximately $7.67 million in principal plus accrued interest due and payable on February 9, 2013 under the terms of the Notes.  We have subsequently released $229,000 held in escrow to the investors, of which $68,178 was used to pay investors all remaining accrued interest, and the balance applied towards the principal. As of February 25, 2013, the principal balance was paid down to $7,509,232.

As a result of our failure to pay all amounts due and payable under the Notes as of February 9, 2013, all obligations of the Company under the Notes are immediately due and payable and the investors may exercise any other remedies the investors may have under the transaction documents, at law or in equity.

We are currently in discussion with Euro Pacific, investors representative, and investors regarding proposals relating to the Notes and the Company’s default thereunder, including a repayment schedule for the remaining principal.  Euro Pacific’s visit to Kanghui and Guangzhou Tanke in China in March 2013 facilitated a continuous dialogue between the Company and investors in developing a feasible plan to resolve this issue in the near future.

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

Our Organizational Structure

Our organization structure is illustrated below:

Mr. Guixiong Qiu is the sole director of the Company and Golden Genesis, the Company’s largest stockholder.  Other than Mr. Qiu, Golden Genesis does not have other stockholders or officers. Ms. Wong Kwai Ho is the sole director of China Flying. Ms. Wu Chun Rui is the sole director of Kanghui Agricultural and the legal representative who is authorized to sign corporate documents on behalf of Kanghui Agricultural. Mr. Guixiong Qiu, Mr. Bi Gao, Mr. Xugang Shu, and Ms. Xiuzhen Liang are the directors and officers of Guangzhou Tanke and its subsidiaries, Guangzhou Tanke Bio-Tech Co., Ltd., Guangzhou Jenyi Bio-Tech Co., Ltd., Guangzhou Tanke Animal Health Co., and Qingyuan Tanke Bio-Tech Co., Ltd.

Development of Business

We believe our rapid growth in recent years has been supported by the continuing expansion of the market for feed additive products in China as well as our introduction of new products to meet increased demand by our customers for more diversified and efficient products.

In 2000, we introduced our first organic trace mineral additive and this segment of our business has become our fastest growing. In 2008, sales of organic trace minerals accounted for the majority of our revenue, generating approximately $4.8 million, or 56% of our total sales. The growth continued in 2009 as sales increased to approximately $8.5 million, or 70% of our total sales for that year. As of December 31, 2010, sales of organic trace minerals rose to $15.2 million, or 76% of our total sales.  In 2011, organic trace mineral products continued to rise 24% to $18.9 million, or 79% of total sales. In 2012, organic trace mineral products continued to grow 30% to $24.6 million, or 86% of total sales.

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

In 2006, we were recognized as an “Excellent Enterprise” by the provincial government for our technology innovation in the feed additive industry. During the same year, we formed two fully owned subsidiaries, Guangzhou Jenyi Bio-Tech and Guangzhou Tanke Animal Health Product to further expand and diversify our business into herbal feed additives and veterinary drugs.

In 2007, our production of organic trace minerals was granted “National Torch Project” by the Chinese Ministry of Science and Technology. Launched in 1988 by the Chinese government, the Torch Program is China’s most important program to encourage and recognize high technology projects and achievements based on certain technological standards and national economic benefits.

During the period of 2006 to 2011, we received three patents granted by the State Intellectual Property Office and had five patents pending in the areas of (1) the methodology of feed additive production; (2) the procedure associated with testing products, among others.  In 2012, we did not receive patent approvals but two of the applications are very close to be approved.  In addition, we filed another seven patent applications in 2012.  We acquired a new production technology from an agricultural research institute in the second quarter of 2012 for RMB 3 million which included two pending patent applications.  This new technology enables us to use a new natural raw material to product high quality antioxidant feed additives.

Much effort and resources were put into building our technology innovation center at the existing manufacturing facility in Huadu.  Once the new facility in Qingyuan is complete, high volume production will be moved there and the existing Huadu facility will focus on research and innovation, and developing and testing new products.  Some low volume, high impact, specialty products will be manufactured at the Huadu facility.

We launched one new product in the second half of 2012 called “Water Soluble Organic Multi-Vitamin Electrolyte”.  Unlike traditional feed additives that are mixed with solid animal feeds, this product is fed to animals by dissolving it in drinking water.  Research data indicates that this form of application will facilitate better absorption of minerals and nutritional substances, thus improving efficiency and reducing cost.  Throughout 2012, we continued to modify our products to improve ease of application.

In 2012, we formed a new sales and marketing division focusing on marketing directly to the end user channel, particularly the largest animal farming companies in China, and to smaller animal farms through regional and local distributors.  In 2013, we have several new product introductions in the pipeline, mainly focus on improving health and enhancing growth in pigs, chicken, cattle, and seafood.  We are in the process of setting up a production line at Huadu plant to start producing a new category of product called “premix” feed additive.  This product is widely used in the “end user” channel and we have always possessed the technology and know-how but now we have lined up the sourcing of raw materials, which are primarily protein and our own organic trace minerals.  When the new facility in Qingyuan starts up, it will have a production line with substantially higher capacity for premixes.

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

Source: World Bank

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

In the past decade, feed producers have become more efficient, with new, high production mills replacing older, smaller mills. As part of their effort to improve the quality of agricultural output and the efficiency of animal production, commercial feed producers have increased their use of feed additives. Animal farms are facing the challenges of ever rising cost of natural feed such as corn and soybean meal, the increasing need to control livestock disease outbreaks, as well as the growing concern on meat quality and overall food safety, which all led to the increasing use of natural and organic feed additives that are free of GMO (genetically modified organism) and antibiotics.  According to a new market report published by Transparency Market Research "Animal Feed and Feed Additives Market - Global Industry Size, Market Share, Trends, Analysis, and Forecast, 2011 - 2018", global animal feed additives market was worth USD 13.5 billion in 2011 and is expected to reach USD 17.5 billion in 2018.

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

In the fourth quarter of 2012, the Company began the certification process of FAMI-QS. It is the only certifiable code specifically aimed at specialty feed ingredients and their mixtures (feed additives, functional feed ingredients, premixtures, specialty complementary feed, specialty complementary dietetic feed) for animal nutrition. The code addresses safety, quality and regulatory compliance in order to minimize the risk that unsafe specialty feed ingredients enter the food and feed chain. It was also the first Community Guide to Good Practice to obtain official recognition from the European Commission as foreseen in the Feed Hygiene Regulation. It offers independent certification for all operators placing these products on the market. The FAMI-QS code is designed for international validity; thus, participants in FAMI-QS can be found all over the world. Today, certified companies are spread across more than 49 countries.  In February 2013, the Company, through its subsidiary Guangzhou Tanke Bio-Tech, became a FAMI-QS certified company.  Earning the FAMI-QS certification is a significant achievement for the Company.  Because of the worldwide recognition of this seal of approval, especially in the EU countries, it will greatly elevate our export sales.

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

●
Changsha Xingjia Bio Tech Co., Ltd., which is engaged in developing, marketing and producing safe, environmental friendly trace mineral feed additives. Changsha offers compound acidifier, amino acid chelated trace elements, copper chloride and other products. Changsha has sales office nationwide and subsidiaries in Thailand and Singapore.

●
Debon Bio Tech Co., Ltd., which was established in 2004 and is a Sino-German joint venture engaged in feed additive development and raw material trading. Debon has a long term partnership with its German partner and imports piglet nutrition and feed additives from overseas.

We also compete with the following large international manufacturers:

●
Zinpro Corporation, a manufacturer of trace minerals. Zinpro offers iron, copper, manganese, zinc and cobalt products used in the dairy, beef, poultry, swine, and equine industries. Headquartered in Eden Prairie, Minnesota, Zinpro has sales offices in the United States, Canada, Mexico, the Netherlands, China, Japan, Thailand, Brazil, Australia and New Zealand.

●
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

Growth Strategy

Our goal is to become the leading provider of feed additives in China. Our primary growth strategy is as follows:

Strengthen our leadership position in the organic trace mineral market and substantially increase our Chinese market share within the next three years.

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

Expand sales of the Company’s products to other market segments within China.

In 2012, we established a new sales and marketing division targeting a different marketing channel – the “end user” market.  Instead of increasing overall sales staffs, we dedicated a few experienced sales and marketing representatives, to provide services and technical support to animal farmers, especially the largest ones in China.  Smaller farmers will buy our products through authorized distributors we set up in various cities and provinces.  Our sales representatives’ primary function is to visit the end users and provide training and support.  Many smaller farmers in China are still buying premixed feed products from feed producers who purchase our feed additives and mix them with feed and sell to the farmers.  While we anticipate significant growth will come from this new marketing initiative, we do not expect our growth in the “end user” market will cannibalize our existing business with the feed producers.

Increase the Company’s production capacity.

In 2011, we installed a new production line at our current manufacturing facility in Huadu, increasing the total production capacity by 40% to 560 metric tons on average per week.  In addition, we have begun remodeling and upgrading the old production line in 2012, investing over $760,000 to further improve efficiency and capacity of the current facility.  Due to a longer process of getting all the various government approvals and permits, the Qingyuan new facility project was delayed but it has no impact to our ability to produce and service our customers because of the improvements at the existing facility in Huadu.  We anticipate the new facility construction to be completed and testing of production lines to begin in the fourth quarter of 2013.  The Qingyuan plant will be fully operational in the first half of 2014.  All the production of our high volume products such as Organic Trace Mineral Additives and Premix Additives will be moved to Qingyuan to take advantage of the most advanced technology and highly automated processes.  Our existing Huadu facility will become our R&D center focusing on new product development and producing small quantity, high margin products.  We are in active search of new sites that are appropriate for future capacity expansion in the next two to three years, especially in the northeast and northwest regions of China.

Increase the Company’s investment in research and development.

To maintain a competitive advantage in the marketplace, we will continue to devote greater resources to our in-house research and development team and to enhance and expand our collaborations with institutions and universities.  Our goal is to be validated and designated as one of the State-Level Enterprise Technical Centers.  As of February 2013, there are only 887 of such centers in China.

Additionally, we plan to strengthen our collaboration with institutions and universities as part of our effort to stay on the cutting edge of the feed additive business.  We work closely with major agricultural research institutions in developing new products and technologies. We believe that as the Chinese market continues to grow and mature, companies will face increasing competitive pressure both in the area of technology and talented personnel. Our partnership with institutions and universities will not only provide us with skilled human resources, but also will assist us in staying on the cutting edge of the industry. Currently, the majority of our research partners are located in the Guangdong Province, but we intend to establish similar cooperative relationships with schools in other regions as well as internationally.

Strengthen international sales.

We plan to increase our attendance at industry exhibitions worldwide to market our products to a broader market of potential customers. In our experience, participating in these exhibitions is an effective way to introduce our products overseas and develop new customers.  We launched a new English only website to introduce our company and products to potential customers outside of China and we plan to establish key distributorships in Central and South America, Eastern Europe, and Southeast Asia.  Obtaining FAMI-QS certification opened up more opportunities to market our products in the international arena.

Competitive Strengths

We believe that the following competitive strengths have contributed to our current market position and will enable us to capitalize on the growth opportunities in the feed additive market in China:

We have a leading market position in the organic trace mineral market.

We are the largest provider and producer of organic trace minerals in China with production capacity of 350 metric tons per week. We acquired land use rights in Qingyuan, Guangdong province, to build a second manufacturing facility, a project we expect to be finished and testing begun by end of 2013.  As this facility become fully operational in the first half of 2014, we expect to more than double our production capacity of organic trace minerals.

We offer a diversified product portfolio.

Following the introduction of Guangzhou Tanke’s first flavor enhancer into the market in 1997, we have introduced a broad product portfolio, including organic trace mineral, functional regulation additives, herbal medicinal additives, and water soluble electrolyte additives. Within each of these segments, we produce a diverse array of products.

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

We have an ISO 9001/2000 International Quality Management System Certificate for our operations management system and Good Manufacturing Practice (GMP) for our manufacturer compliance for animal drugs, certifying our commitment to the integrity of our products. The World Health Organization (WHO) initiated the GMP system in the 1960s, and China adopted it in the early 1980s. GMP guidelines define standards for the pharmaceutical manufacturing process to reduce the possibility of contamination errors. Companies that fail to meet GMP specifications will be restricted or banned from production.  Most recently at the beginning of 2013, we obtained the certification of FAMI-QS, an international certifiable code specifically aimed at specialty feed ingredients and their mixtures (feed additives, functional feed ingredients, premixtures, specialty complementary feed, specialty complementary dietetic feed) for animal nutrition.

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

Products and Services

We currently market 26 different brands of feed additives at various price points to meet the demands of existing and prospective customers.  Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. Our business focuses on four key business areas: organic trace minerals additives, functional regulation additives, herbal medicinal additives and other.

Organic Trace Mineral Additives

We are China’s largest domestic provider of organic trace mineral additives, specializing in the development and production of chelated organic trace minerals additives.  Our current trace mineral manufacturing facility is the largest chelating facility in China and has the capacity to produce approximately 350 metric tons of organic trace mineral per week.

Our total revenue for organic trace minerals in 2012 was approximately $24.6 million.  Such revenue accounted for approximately 86% of our 2012 revenues and carried a gross profit margin of approximately 36%.

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

Our organic trace minerals are marketed primarily in, but also outside of China, to large scale feed producers and farmers under the brand name “Qili”.  Our principle organic trace minerals products are:

●	Iron glycine chelate (G/Fe-140);
●	Iron glycine chelate (G/Fe-185);
●	Zinc glycine chelate (G/Zn-220);
●	Manganese glycine chelate (G/Mn-220);
●	Copper glycine chelate (G/Cu-210);
●	Chromium glycine chelate (G/Cr-001);
●	Iron methionine chelate (M/Fe-155);
●	Zinc methionline chelate (M/Zn-190);
●	Manganese methionine chelate (M/Mn-155);
●	Copper methionine chelate (M/Cr-001);
●	Zinc lysine chelate (L/Zn-105);
●	Zinc lysine chelate (L/Zn-145); and
●	Copper lysine chelates (L/Cu-100).

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

We also produce and market multiple trace mineral premix products for livestock and poultry under the trademark “Qilimix,” which has been particularly successful in foreign markets.  These products contain highly bioavailable minerals and result in the lowest excretion of minerals into the environment, especially for high content copper and zinc. Qilimix products are used to improve the reproductive performance of sows and breeder poultry, the growth and reproductive performance of pigs and the quality and color of animal carcasses.

Functional Regulation Additives

We are one of the leading developers and providers of functional regulation additives in China. According to the Chinese Ministry of Agriculture, the Chinese market for functional feed additives in 2009, including feed acidifiers and flavor enhancers, was $328 million. Our total revenues and net sales of functional feed additives in 2011 and 2012 were approximately $4.2 million and approximately $3.1 million, respectively, accounting for approximately 1% of China’s total production.

Sales from functional regulation additives represent approximately 11% of our 2012 revenues and carry a gross profit margin of approximately 33%.

Functional feed additives are widely used to enhance the properties of other feed products, improve feed efficiency and stimulate the rapid maturation of the immune system. We currently produce two types of functional regulation additives: feed acidifiers and flavor enhancers.

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

As animals grow, their nutritional needs change, requiring corresponding changes to feed. Such feed changes often result in reduced intake by animals accustomed to the flavor of prior feed. Flavor agents can be mixed with different feeds to result in the same or similar flavor as previous feed, which help animals maintain their food intake and successfully switch to a new formula. Additionally, during periods of weaning and transportation, animals and fish normally reduce feed intake. Adding a flavor agent to blended feed can help alleviate stress and unease, increasing feed consumption and ensuring that an animal obtains the nutrients it requires.

We produce and sell the following (non-sugar) natural sweeteners, feed flavor enhancers, and attractants for use with feed for pigs, piglets, fish and other aquatic animals under the trademark “Tankeball™” Functional Flavoring Series:

●	Tanksweet ST (a mixed sweetener designed to improve the palatability and acceptability of all pig feed);

●	Tankarom ST (a feed flavor enhancer and functional physiological regulator that assists animals in overcoming the negative effects of weaning, stress, disease, medications or mal-flavored feedstuffs);

●	Tankmix SA (a co-mixed product with sweetener and flavoring that makes feed more attractive);

●	Tankebaal sweet (a mixed sweetener to improve the palatability and acceptability of all pig feed);

●	Tankarom (a functional physiological regulator);

●	Fishy Spicy (an aroma agent added to fishmeal to enhance fishy taste, cover-up mal-flavors in feeds and improve the palatability of feed products);

●	Aquatic Lives’ Attractants (consisting of concentrated extracts from natural seafood and high efficient attractants rich in amino acids that improve the feed intake of fish); and

●	Kimyso™ (a micro-granulated solid dispersion Kitasamycin premix).

Herbal Medicinal Additives

We have placed an emphasis on developing and promoting herbal medicinal additives blended with feed products in China.  Herbal feed additives utilize traditional Chinese medicine theory to improve an animal’s digestion and appetite and to regulate the yin and yang balance of an animal’s health.

Herbal medicines come from plants, plant extracts, fungal and bee products, minerals, shells and certain animal parts. Compared to synthetic antibiotics or inorganic chemicals, these naturally-derived products are less toxic, residue free and thought to be ideal feed additives for animal consumption. Herbal Medicinal Additives represent approximately 1% of our 2012 revenues and net sales and carry a gross profit margin of approximately 8%.

We produce and sell the following trademarked products in the Herbal Medicinal Additives sector, all of which are derived from Chinese natural plants, herbs and minerals:

●	Extra-Health™ (improves animal immune system and functions);

●	Qilimix™ (a natural feed additive for livestock and poultry designed to improve the reproductive and growth performance of farm animals); and

●	Recoccider™ (a highly efficient anticoccidial premix containing Ethopabate and Diclazuril designed to inhibit DHSS and DHRS).

Our total revenue for Herbal Medicinal Additives in 2012 was approximately $293,454.

Other Revenues

The Company and its subsidiaries have received numerous awards from industry associations, including the National Innovative and Outstanding Enterprises of Feed Additive Industry award and a Certificate of Honor, from the China Feed Industry Association, and various local and national government agencies, including the National Award Certificate of Advanced Science and Technology, from the Chinese State Department and a Certificate of National Torch Program from the Torch High Technology Industry Development Center of Ministry of Sciences and Technology,  in recognition for the products and processes it has developed over the years and, as a result, is considered a well-respected company in its field.

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

Our total revenue for Other Revenue in 2012 was approximately $623,327.  Such revenue accounted for approximately 2% of our total 2012 revenue, and carried a gross profit margin of approximately 6.8%.

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

Sales and Distribution

Our target customers are mid-to-large sized feed product factories and large scale producers. These customers have substantial bargaining power and require the feed additive products that they use to meet the highest standards of quality, productivity and efficiency, which we believe gives us a competitive advantage over our smaller competitors.  In 2012, we established a separate sales and marketing division to target the “end-user” market segment, selling our products to the largest animal farms and through distributers to mid and smaller size animal farms.  In total, we employ 43 sales and marketing employees, including 21 in regional sales, 5 in distribution, 4 in the aquatic group, 4 in international sales, 3 in marketing and 6 in technical support.

As of December 31, 2012, we had no customer that accounted for more than ten percent of our consolidated revenues.  For the year 2012, sales to our top 10 customers accounted for approximately 46% of our revenue and for the year 2011, sales to our top 10 customers accounted for approximately 59% of our revenue. The following table identifies customers that purchased more than 5% of our products during the years ended December 31, 2012 and 2011:

	% of Consolidated		% of Consolidated
Customers	Revenue in 2012	Customers	Revenue in 2011
Guangzhou Tienhe Lianhua Agriculture Technology Co., Ltd.	8.8%	Guangzhou Tienhe Lianhua Agriculture Technology Co., Ltd.	14.0%
Jin Yin Ke Bio-Tech Co., Ltd.	8.6%	Jin Yin Ke Bio-Tech Co., Ltd.	12.0%
Nanning Baihe Bio-Tech Co., Ltd.	6.3%
Guangzhou Hai Hong Chuang Aquaculture Co., Ltd.	6.1%
Weifeng Zhong Ji Feed Co., Ltd.	6.0%
Henan Guangan Bio-Tech Co., Ltd.	5.5%

We sell our products throughout China with a combination of our internal sales teams and a network of distributors in 28 regions, including Guangdong, Sichuan, Shandong and Liaoning provinces, which have significant animal breeding industries.  Presently, about 80% of our sales are generated through our internal sales force, with the remaining 20% via our agents. The Company currently has sales offices in the cities of Shengyang, Chengdu, Xiameng, Xi’an, Nanning and Zhengjiang.

Our products are sold in Xinjiang, Gansu, Neimeriggu, Sichuan, Yunnan, Guanxi, Haihan, Guizhou, Chongqing, Shanxi, Henan, Hubei, Hunan, Guangdong, Fujian, Jiangxi, Anhui, Jiangsu, Shanghai, Shandong, Tianjin, Beijing, Liaoning, Jilin and Heilongjiang provinces.

While the vast majority of our sales are domestic, an aggregate of approximately 1.6% of our sales are to customers in Thailand, Vietnam, Cambodia, South Korea, The Philippines, Uruguay, Taiwan, Pakistan, Malaysia, Turkey, and Hungary.

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

Raw Materials and Suppliers

The raw materials for our products include agricultural commodities and fine powders like amino acid, organic trace minerals and organic acid. Although most of our principal raw materials are widely available in China, the price for certain raw materials can fluctuate. We have adopted measures to reduce our risks in both raw material supply costs and availability, including establishing long-term relationships with suppliers and diversifying supply sources.  We also enter into supply agreements with key vendors and prepay a year’s worth of purchases to lock in prices.

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

Our top ten suppliers provide approximately 70% of our total raw material purchases in 2012 and 73% in 2011. The following table identifies suppliers that provide more than 5% of our raw materials during the years ended December 31, 2012 and 2011:

Suppliers	% Supplied in 2012	Suppliers	% Supplied in 2011
Zhengzhou Tuoyang Industrial Co., Ltd.	16.1%	Guangzhou Tienhe Lianhua Agriculture Technology Co., Ltd.	23.0%
Shijiazhuang Gu Qiao Chemical Engineering Co., Ltd.	15.2%	Shijiazhuang Gu Qiao Chemical Engineering Co., Ltd.	10.0%
Guangzhou Tienhe Lianhua Agriculture Technology Co., Ltd.	14.5%
Guangzhou Zhongxin Specialty Feed Co., Ltd.	10.2%
Shijiazhuang Donghua Jinlong Chemical Engineering Co., Ltd.	5.8%

Research and Development

We are strongly committed to the development of new products and processes and the enhancement of our existing products and technology. We conduct research and development and acquire new technologies through our in-house research team in collaboration with various universities and research institutions and through technology acquisitions from third parties.  We plan to achieve the status of State-Level Enterprise Technical Center.  This is a highly prestigious status recognized by the National Development and Reform Commission, Ministry of Science and Technology, Ministry of Finance, General Administration of Customs, and State Administration of Taxation of only a few Chinese enterprises after they possess certain minimum requirements of assets, sales, credit rating, R&D structure and spending, scientific and technical resources, plus having developed a number of industry standards, published research papers, obtained a number of famous trademarks and patents, and commercialized a number of valuable new products.  Achieving this honor will entitle the Company to many preferential policies plus allow us to attract more technical talents, be more competitive in the industry, and receive more projects and grants from the government.

Our in-house development team consists of seven PhD’s and forty-eight researchers of which 80% have college degrees and nineteen hold graduate degrees. This team is responsible for developing new products and responding to customer needs.  Spending on research and development was $290,833 and $246,038 in 2012 and 2011, respectively. Such figures were net of government grants we received from working on government sponsor R&D projects.  Gross spending on R&D in 2012 was over $1.2 million before subtracting the credit from government grants.  Our in-house team has contributed to the establishment of four national standards for feed additives, has applications pending for twelve Chinese patents covering synthetic methods for manufacturing additives and holds three Chinese patents covering new products, methodologies and machines used to mix and dry feed additives. We believe that our participation in the development of national standards provides us with an insight into Chinese regulators’ focus and a competitive advantage versus our competitors. We do not receive any compensation or sponsorship from customers for our research and development activities.

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

Manufacturing

We operate from a modern 34,000 square-meter manufacturing facility in the Huadu Economic District, in Guangdong province.  As of December 31, 2012, we had an aggregate production capacity of approximately 560 metric tons on average per week of feed additive, of which 350 metric tons are organic trace minerals.  We estimate that we are currently operating at a blended average across our product lines of approximately 63% of our manufacturing capacity at our current facility.  We expect our manufacturing output to increase in 2013 and beyond, and are constructing a second facility, which is currently scheduled to be completed in the fourth quarter of 2013 and fully operational in the first half of 2014. This second facility is being built at the economic and industrial development zone in Qingyuan where the Company has acquired a Land Use Agreement from the local government.  This particular area is designated specifically for the purpose of building manufacturing factories of this kind and we are one of the new occupants among many other similar manufacturers.  There is no land use right issue at this facility.

In 2003, Guangzhou Tanke entered into a Land Lease Agreement valid from May 20, 2006 until May 20, 2021 with the government of Huaqiao Town, Huadu District, Guangzhou under which the Government of Huaqiao town granted Guangzhou Tanke a land use right covering the land where Guangzhou Tanke’s manufacturing facility currently stands.  This agreement will be superseded by a Land Use Right Certificate and will be automatically terminated once the Company obtains such certificate.  We are currently negotiating with the local government to obtain such certificate, which would permit us to operate our business as it is currently conducted.  If the Company is not able to obtain a Land Use Right Certificate, the PRC government may declare the Land Lease Agreement invalid, evict the Company’s personnel from the premises and remove the Company’s manufacturing facilities.  However we have the full support of the Huadu government officials in obtaining this certificate and we anticipate that it will be granted within 2013.

Intellectual Property

As a result of our extensive research and development, we own valuable patents, trademarks and licenses and regard our intellectual property as a major component of our competitive strategy. Our granted patents include:

●	A Chinese utility model patent (ZL200620154038.5) the Company owns for a mixed drier of feed additives. The patent was issued in November 2007 and will expire on March 2017.

●
A Chinese patent (ZL200710030121.0), that the Company jointly owns with the Guangdong University of Technology for the methodology of preparation of copper and zinc glycine complexes by ball milling and solid-static doping. The patent was issued in July 2010 and will expire in July 2030.

●	A Chinese patent (ZL200810198628.1), that the Company owns for a method of detecting and determining the rate of chelation in amino acid trace mineral chelation. The patent was issued in 2011.

We have twelve pending Chinese patent applications that were developed either through our in-house research team or in collaboration with various Chinese research institutions or universities. Two of our patent applications were submitted in 2008, three were submitted in 2010, and seven were submitted in 2012. Based on our experience and the advice we received from Chinese counsel, there is a two to three year period prior to the receipt of a patent approval. We expect that these twelve applications, without any delay due to any dispute and/or other causes, will be granted within 2013 and 2014.

In 2012, we acquired from an agricultural research institute the fully commercial-ready technology, the validated manufacturing process, and the right to two pending patent of a new antioxidant production technology for animal feed additives.  We began utilizing this new process in the third quarter of 2012 and sales of antioxidant increased substantially during the second half of 2012.

On June 17, 2008, Tanke Bio-Tech entered into an exclusive Licensing Agreement with the Institute of Subtropical Agro-ecology of the Chinese Academy of Sciences (the “Institute”), whereby the Institute granted Tanke Bio-Tech an exclusive license for the use of (a) Chinese Patent ZL200410013212.X which governs the methodology to extract metal sulfur protein from pork liver and (b) Chinese Patent ZL200510120505.2 which is a formula and methodology to enhance the immune system of piglets.  Tanke Bio-Tech agreed to pay the Institute an aggregate amount of RMB 6.6 million for the exclusive use of the two patents. The term of the exclusive license for the patents is from January 1, 2008 to December 30, 2012 unless earlier terminated by Tanke Bio-Tech pursuant to the terms of the agreement.  This licensing agreement was extended for another year through the end of 2013. The related cost has been expensed as incurred.

In 2011, the company trademark “Tanke” was recognized by the City of Guangzhou as “Famous Trademark”.  We have also registered seven trademarks with the Trademark Office of the State Administration for Industry and Commerce of China, including “Tanke”, “Qilimix,” “Qili” and “CTanke”.

Seasonality

Although our business is not significantly affected by seasonality, demand for our products tends to be lower from January to April because large amount of animals raised by husbandry farms are sold during the Chinese New Year in February. The demand for our products will peak from May to September, due to the high growth summer season of animal farming. Then in the fall season, many feed manufactures will complete stocking by December before the Chinese New Year.

Quality Control

Following quality control breakdowns from isolated Chinese manufacturers in the past several years and the resultant negative publicity, we have placed a strong emphasis on maintaining the quality and integrity of our products.  To that end, the Company’s internal quality controls are implemented in accordance with the requirements of ISO 9001/2000.  The Company has also received the ISO 9001/2000 International Quality Management System and HACCP management system certificates and the GMP certification for an animal drug production line.  In February 2013, we completed the certification process of FAMI-QS, the international quality standard for specialty feed ingredients and their mixtures (feed additives, functional feed ingredients, premixtures, specialty complementary feed, specialty complementary dietetic feed) for animal nutrition.  The FAMI-QS certificate was officially issued on March 1, 2013.

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

Feed Additive Industry

The feed additive industry in China falls within the encouraged category for foreign investment in accordance with the Catalogue of Industries for Guiding Foreign Investment. As a result of this designation companies in the feed additive industry, including Guangzhou Tanke and its subsidiaries, qualify for certain tax incentives and VAT exemptions.

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

The SAFE issued a public notice in October 2005, or the Circular 75, requiring Chinese residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of Chinese companies, referred to in the Circular 75 as special purpose vehicles, or SPVs. Chinese residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before June 30, 2006. Further, Chinese residents are required to file amendments to their registrations with the local SAFE branch if their SPVs undergo a material event involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions or long-term equity or debt investments. To date, the Chinese residents who are shareholders of Guangzhou Tanke do not own any equity in the Company, currently such Chinese residents do not need to file registrations with SAFE pursuant to Circular 75.  When the Chinese residents exercise their options in the future to receive any share of the Company pursuant to the Call Option Agreement, they will need to file registrations with SAFE.

If within two years of formation the applicable PRC authorities determine that Kanghui Agricultural lacks a business in the ordinary course, Kanghui Agricultural may be deemed to be a wholly foreign owned holding company and therefore the relevant PRC authority may determine that Kanghui Agricultural’s purchase of shares of Guangzhou Tanke pursuant to the Option Agreement may be subject to approvals required under the new M&A Rule. The relevant PRC authorities may further determine Tanke Shareholders’ exercise of their options to acquire shares of Common Stock of the Company pursuant to the Call Option Agreement may be subject to approvals required under the new M&A Rule. Tanke Shareholders who are Chinese residents and acquire shares of common stock may be subject to registration requirements with SAFE pursuant to Circular 75.

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

Employees

As of March 2013, we employed 130 full-time personnel. We believe that we maintain a satisfactory and safe working environment that it has a history of low turnover. We believe that we comply in all material respects with applicable Chinese labor laws.

Item 1A. Risk Factors.

Our business, as well as our common stock, are highly speculative in nature and involve a high degree of risk.  Our securities should be purchased only by persons who can afford to lose their entire investment.  Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any of our common stock.

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

We are currently working with the local government to obtain a Land Use Right Certificate, which would permit us to operate our business as it is currently conducted.  Without the Land Use Right Certificate, we are unable to apply for a Property Ownership Certificate for our manufacturing facilities.  Until we obtain the Land Use Right Certificate, the PRC government may evict our personnel from the premises and remove our manufacturing facilities that we built on the premises.  Such action would have a very significant and negative impact on our operations and business.

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

We face significant competition in the sales of our animal feed additive products.

Competition in the feed additive industry, especially with companies with greater resources, may make us unable to compete successfully, which could adversely affect our business.

In general, the competitive factors in the feed additive industry in China include:

●	price;
●	product quality;
●	brand identification;

●	breadth of product line; and
●	customer service.

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

As part of our current business strategy, we intend to continue to increase our production volume in order to gain additional market share.  In connection with that strategy, we plan to build a second manufacturing facility that would double our organic trace mineral production capacity.  Though remote, there is a risk that we may be unable to acquire the land use rights for this facility or to commence or finish construction of the new facility, or operate it at a profit. If we are unable to achieve any or all of the foregoing it could have a material adverse effect on our business and results of operations.

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

On March 16, 2007, the National People’s Congress of China enacted a new tax law, or the New Tax Law, whereby both foreign investment enterprises, or FIEs, and domestic companies will be subject to a uniform income tax rate of 25%. On November 28 2007, the State Council of China promulgated the Implementation Rules of the New Tax Law, the “Implementation Rules”. Both the New Tax Law and the Implementation Rules have become effective on January 1, 2008. Both the New Tax Law and the Implementation Rules provide tax exemption treatment for enterprises engaged in agricultural industries, such as farming, foresting, fishing and animal husbandry.  We have been informed that certain of our Chinese subsidiaries are eligible for relevant preferential tax treatment, including tax reduction and exemption, and certain of our products are exempt from value added tax. In the future, if the relevant tax authorities determine that Guangzhou Tanke, our principal operating business, is not eligible for tax exemption treatment it may materially and adversely affect our profits, business and financial performance.

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

If we need additional financing, we may not be able to find such financing on satisfactory terms or at all. The cost of obtaining additional financing may adversely affect our stockholders or the financial interests of the Company.

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

Our business has and will depend on our ability to continue to develop and market feed additive products.  We currently own three patents and have entered into an exclusive licensing agreement with respect to two other patents covering aspects of the manufacturing and production of feed additives. We have filed applications for twelve additional patents.  Our inability to protect our rights to this intellectual property may adversely affect our ability to prevent competitors from using our products and developments.

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

A WFOE that operates for certain period of time is allowed to further acquire or invest in a Chinese domestic company, which is not in a limited or prohibited industry under the Catalogue, without approval from the Chinese foreign investment authority. Assuming that the WFOE, Kanghui Agricultural, has been operating for a certain period of time, the acquisition of the operating company (as being in the encouraged industry) by the WFOE will need no approval from foreign investment authority. However, after acquisition by WFOE, if the operating company intends to expand or invest in another Chinese domestic company (which is a limited or prohibited industry under the Catalogue) in the future, such acquisition or investment may need further approval from the foreign investment authority or may be rejected in case of prohibited industry because of its direct foreign investment background, such further acquisition or investment by the operating company may raise the concern of the foreign investment authority for its possible intention of bypassing the restrictions imposed under the Catalogue regarding the limited and prohibited industry for foreign investment.

Under the VIE structure, the operating company has no foreign investment background. Its future business expansion or investment will not be subject to the restrictions imposed under the Catalogue for foreign investment.

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

There are risks involved with the operation of Guangzhou Tanke under the VIE Agreements.  We received an opinion, dated January 4, 2011,  from Martin Hu & Partners, our PRC legal counsel, that if the Chinese government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the Chinese restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;
●	discontinuing or restricting the operations of China Flying, Kanghui Agricultural or Guangzhou Tanke;
●	imposing conditions or requirements in respect of the VIE Agreements with which Kanghui Agricultural or Guangzhou Tanke may not be able to comply;
●	requiring us to restructure the relevant ownership structure or operations;
●	taking other regulatory or enforcement actions that could adversely affect our business; and
●	revoking the business license and/or the licenses or certificates of China Flying or Kanghui Agricultural, Guangzhou Tanke, and/or voiding the VIE Agreements.

Any of these actions could have a material adverse impact on our business, financial condition and results of operations. Under PRC law the feed additive industry is not currently prohibited from receiving direct foreign investments.  We implemented the VIE Agreements in order to ensure that if PRC law changes in the future that it will not adversely affect us.

We depend upon the VIE Agreements in conducting our operations in China, which may not be as effective as direct ownership.

We conduct our business through our Chinese operating subsidiaries and generate the revenues through the VIE Agreements.  The VIE Agreements may not be as effective as direct ownership in providing us with control over Guangzhou Tanke. Under the VIE structure, if the parties breach or terminate any one of the VIE agreements, the WFOE (namely, Kanghui Agricultural) may not be able to receive the agreed benefits or profits from the operating company, which will in turn have an impact on distributing funds to the registrant.

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

Any deterioration of the relationship between Kanghui Agricultural and Guangzhou Tanke could materially and adversely affect the overall business operation of our company.

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

During the year ended December 31, 2012, we derived approximately 98% of our sales in China.  A slowdown or other adverse developments in China’s economy may materially and adversely affect our customers, demand for our products and our business.

During the year ended December 31, 2012, we generated 98% of our sales in China.  We continue to focus our growth of business primarily in China in the next few years simply due to the market growth potential and the cost of doing business is still relatively low comparing with selling overseas.   However, the significant growth of China’s economy in recent years may not continue.  The industry which we are involved in China is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the Chinese economy which may affect demand for our products.  In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Although we are in one of the industries the Chinese government highly supports – agriculture, and receive certain preferential treatment, we are uncertain how significant an overall economic slowdown or recession in China will reduce the demand of our products and adversely affect our business.

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

Our financial statements are translated into U.S. dollars at the applicable exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations.  Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations.  We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

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

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents may subject our Chinese resident shareholders to penalties in certain circumstance. After exercising their rights under the Call Option Agreement, the Tanke Shareholders will need to register with SAFE according to Circular 75. Circular 75 affects the Tanke Shareholders and does not apply to us, our subsidiaries including Guangzhou Tanke, or any shareholders who are not PRC residents.

The SAFE issued a public notice in October 2005, or the SAFE Circular No. 75 (“Circular 75”), requiring Chinese residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of Chinese companies, referred to in the Circular 75 as special purpose vehicles, or SPVs. Chinese residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before June 30, 2006. Further, Chinese residents are required to file amendments to their registrations with the local SAFE branch if their SPVs undergo a material event involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions or long-term equity or debt investments.

To date, the Chinese residents who are shareholders of Guangzhou Tanke do not own any equity in the Company, and for such reason they do not need to file registrations with the foreign exchange authority pursuant to Circular 75. The ground for this statement is Article 2 of Circular 75, according to which a Chinese resident is required to file the registration under Circular 75 only when it is to directly establish or indirectly control an offshore special purpose vehicle. Strictly speaking, by executing the Call Option Agreement alone, Tanke Shareholders shall not be deemed to own any shares in the Company and therefore will not trigger the registration of Circular 75. Unless and until Tanke Shareholders intend to exercise the call option to own the shares of the Company, they will not be required to complete the registration under Circular 75.

Pursuant to the vesting schedule set forth in the Call Option Agreement, the Tanke Shareholders are permitted to exercise their options for shares of common stock in the Company. When exercising their right to acquire Option Shares, the Tanke Shareholders will need to file registrations with SAFE. Any failure by the Tanke Shareholders to file their registration with SAFE will restrict and prohibit such individuals from transferring the proceeds from a sale of common stock to China.  If such sales proceeds are transferred to China without SAFE registration, any individual in violation thereof could be subject to a fine imposed by the PRC foreign exchange control agency in an amount of approximately 30% of the sales price as well as criminal liabilities. See “Business—Government Regulation – Foreign Exchange Regulation”.

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

Before exercising their rights under the Call Option Agreement, none of the Tanke Shareholders may obtain shares in us and, therefore, shall not be deemed to be controlling us. In this regard, Circular 75 will not apply. After exercising their rights under the Call Option Agreement, the Tanke Shareholders (all of them are Chinese residents and, therefore, fall into the definition of Resident Person) will be deemed as individually or collectively controlling us. Therefore, the Tanke Shareholders will need to register with SAFE according to Circular 75. Circular 75 affects the Tanke Shareholders and does not apply to any shareholders who are not PRC residents.

It is expressly stated in the Article 1 of Circular 75 that Circular 75 only applies to Chinese residents (including the natural person holding Chinese identity card or passport; the natural person habitually residing in China for economic or other benefit ties without holding Chinese identity card or passport; and the company, institution or other economic entity incorporated in China) who directly establish or indirectly control the special purpose vehicle. Therefore, under Circular 75, only a Chinese resident who directly establishes or indirectly controls the special purpose vehicle is liable for registration with local foreign exchange authority. Circular 75 does not extend its application to any non-Chinese resident, such as the Company, or any non-Chinese shareholders of the Company. As to Kanghui Agricultural, although it is a Chinese resident, it does not engage in any activity within the scope of “directly establishing or indirectly controlling the special purpose vehicle”, and therefore is not within the application of Circular 75

For such reason, the Company, the non-Chinese shareholders of the Company, and the subsidiaries of the Company (including Kanghui Agricultural) will not be subject to any administrative or criminal liabilities due to Tanke Shareholders failure of complying with Circular 75.

The uncertainty regarding the interpretation and implementation of Circular 75 that may have impact on the Company is the definition of "Control" stipulated in Article 1 of Circular 75. Circular 75 applies only to Chinese residents who intend to directly establish or INDIRECTLY CONTROL an offshore purpose vehicle for the purpose of raising capital overseas. It is stipulated in Circular 75 that "Control" shall refer to "the behavior that a Chinese resident obtains the rights to carry out business operation of, to gain proceeds from or to make decisions for a special purpose vehicle by means of acquisition, trusteeship, holding shares on behalf of others, voting rights, repurchase, convertible bonds, etc."

Mr. Qiu Guixiong, one of the Tanke shareholders, is the sole director of the Company and therefore has the decisive power to the operation of the Company. However, he obtains the control over the Company by means of directorship in the Company rather than any of the means expressly set out in Circular 75 (i.e., acquisition, trusteeship, holding shares on behalf of others, voting rights, repurchase, convertible bonds).

Strictly speaking, the Call Option Agreement placed a condition on exercising of the voting power by Golden Genesis (the “Grantor”). It is expressly stated in Article 2.8 of the Call Option Agreement that the Grantor “agrees not to exercise any of its voting rights with respect to the Option Shares……on behalf of the Grantees without the prior written consent of the Grantees,……before all of the Grantor’s shares are transferred to the Grantee,…”. This arrangement does not directly grant the voting power to the Grantees (which includes Mr. Qiu), rather limiting the voting power of the Grantor. Such condition placed cannot be strictly equivalent to the “voting power” mentioned in Circular 75 because that, under the Chinese law perspective, the voting power is attached to the equity and Tanke Shareholders do not have the title of the Option Shares before exercising the option right. To date, there is no further interpretation regarding the “voting power” under the Circular 75.

Circular 75 remains unclear on whether the control gained through the directorship should be deemed “Control” within its application. To date, there is no further amendment or detailed interpretation regarding the definition of "Control" of Circular 75. Our informal consultation with some officials of foreign exchange authorities confirmed that the control over a special purpose vehicle through the position of directorship does not belong to the scope of the “Control” under Circular 75. We are therefore of the opinion that, in absence of further amendments or detailed regulations regarding the definition of "Control" in Circular 75, the chance that Mr. Qiu Guixiong's position will be definitely determined as "control" over the Company is rare.

However, if the Chinese local foreign exchange authority determines under its own discretion that Mr. Qiu Guixiong is a de facto controller of the Company and his control over the Company should be deemed to be within the scope of Notice 75, Mr. Qiu Guixiong may be required to finish the registration under Circular 75, even before he exercises the call option right on the shares of the Company. Under such circumstance, Mr. Qiu’s non-compliance under Circular 75 will not affect Kanghui Agricultural to distribute funds to us because that, as being mentioned before, Tanke Shareholders’ failure of complying with the Circular 75 will not trigger Kanghui Agricultural or us to be subject to any administrative or criminal liabilities.

Under Chinese law, Mr. Qiu’s failure of complying with Circular 75 will not affect his ability to serve as the registrant’s chief executive officer and sole director because the Circular 75 only regulates the matters relating to the administration of foreign exchange.

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

Additionally, the Circular 75 requires Chinese residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of Chinese companies, referred to in the Circular 75 as special purpose vehicles, or SPVs. Chinese residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before June 30, 2006. Further, Chinese residents are required to file amendments to their registrations with the local SAFE branch if their SPVs undergo a material event involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions or long-term equity or debt investments.

To date, the Chinese residents who are shareholders of Guangzhou Tanke do not own any equity in the Company, and for such reason such Chinese residents currently do not need to file registrations with SAFE pursuant to Circular 75. When the Chinese residents exercise their options in the future to receive any share of the Company pursuant to the Call Option Agreement, they will need to file registrations with SAFE. In that case, before the Chinese residents complete the registration with SAFE, Kanghui Agriculture cannot remit out of China its dividend and, as a result, we may experience delay or difficulty in paying the dividends on our common stock.

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

Companies operating in China must comply with a variety of labor laws, including the Labor Contract Law of China enacted in June 2007, or the New Labor Contract Law, and laws requiring us to make social insurance (including unemployment insurance, medical insurance, and pension) and other staff welfare-oriented payments (such as housing funds).  Our failure to comply with these laws could have a material adverse effect on our business.  The New Labor Contract Law, which became effective on January 1, 2008, imposes stricter obligations on employers including a requirement that employers execute written labor contracts with all of their employees.  Among our 130 employees, we have paid social insurance for 116 of our employees and 14 employees participated in commercial insurance due to the fact that they are transferred to the Company from other companies who have paid their social insurance. Our failure to remain in compliance with Chinese labor laws including social insurance requirements in the future could adversely impact our results of operations.

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

Risks Related to Our Common Stock

An active and visible trading market for our common stock may not develop.

We cannot predict whether an active market for shares of our common stock will develop in the future.  In the absence of an active trading market:

●	Investors may have difficulty buying and selling or obtaining market quotations;

●	Market visibility for shares of our common stock may be limited; and

●	A lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

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

The market price for shares of our common stock may be volatile.

The market price for shares of our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in commodities markets;
●	changes in the economic performance or market valuations of other feed additive technology companies;
●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	addition or departure of key personnel;
●	fluctuations of exchange rates between RMB and the U.S. dollar;
●	intellectual property litigation; and
●	general economic or political conditions in China.

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

As a public company, we will incur significant legal, accounting and other expenses, in excess of $400,000, that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices and internal control and procedures of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Golden Genesis is our majority stockholder and beneficially owns 9,011,469 shares of common stock or approximately 67.63% of the issued and outstanding shares of common stock (without giving effect to any conversion of Notes or exercise of Warrants or Agent Warrants).  Golden Genesis is controlled (and will be majority owned, upon consummation of the transactions contemplated in the Call Option Agreement described herein) by our Chairman and Chief Executive Officer, Mr. Qiu.  Consequently, Golden Genesis and Mr. Qiu will have the ability, when acting alone or with others, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as changes to our Articles of Incorporation and Bylaws and a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those of our officers, directors and affiliates. Golden Genesis and Mr. Qiu also have significant control over our business, policies and affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Historically our operations have been in China, and we have prepared our financial statements and maintained our books and records in accordance with China GAAP and have not previously been required to comply with U.S. GAAP. We hired a new Chief Financial Officer that is familiar with U.S. GAAP in 2011.  In addition, we have engaged outside consultants who have significant experience with U.S. GAAP to prepare the conversion from China GAAP into U.S. GAAP.  Furthermore, our financial statements are audited by our independent registered public accounting firm for compliance with U.S. GAAP standards. Yet, we cannot assure that our management has identified or fully remedied all material weaknesses in our internal controls of financial reporting pursuant to U.S. GAAP. If deficiencies go undetected or unremedied, our financial statements may not accurately reflect our financial condition as required by U.S. GAAP. We will evaluate these risk factors that impact our ability to prepare financial statements and maintain our books and records in accordance with U.S. GAAP in the future in concluding on the effectiveness of disclosure controls and procedures under Item 307 of Regulation S-K and internal control over financial reporting under Item 308 of Regulation S-K.

Item 1B. Unresolved Staff Comments.

None.

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

We are currently working with the local government to obtain a Land Use Right Certificate, which would permit us to operate our business as it is currently conducted.  Without the Land Use Right Certificate, we are unable to apply for a Property Ownership Certificate for our manufacturing facilities.  Until we obtain the Land Use Right Certificate, the PRC government may evict our personnel from the premises and remove our manufacturing facilities that we built on the premises.  Such action would have a very significant and negative impact on our operations and business.

A second manufacturing facility is being built at the economic and industrial development zone in Qingyuan where the Company has acquired a Land Use Agreement from the local government.  We expect the Land Use Right Certificate will be issued by the Qingyuan city government by the end of the construction project without any issue because this particular area is designated specifically for the purpose of building industrial manufacturing factories.  Our facility is only one of the over a hundred similar manufacturing facilities in the same location. This facility is projected to be fully operational in the first half of 2014.

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

The following table sets forth the reported high and low bid prices for our common stock for the periods indicated as reported by the OTCBB during the last two fiscal years (N/A indicates no trading during such period):

	TNBI
	High	Low
Fiscal Year 2011
First Quarter	N/A	N/A
Second Quarter	1.29	1.01
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A
Fiscal Year 2012
First Quarter	$0.35	$0.15
Second Quarter	$0.40	$0.30
Third Quarter	$0.60	$0.32
Fourth Quarter	$0.55	$0.21

Holders

As of March 30, 2013, there were 13,324,083 shares of our common stock outstanding held by approximately 58 stockholders of record.  The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Overview

We are one of the leading animal nutrition and feed additive providers in China. In 2001, we were designated a certified high-tech company by the Guangzhou City Commission of Science and Technology as recognition for new technology developed by us in the agriculture industry. Our products optimize the growth and health of livestock such as pigs, poultry, and cattle, as well as farmed fish, and seek to capitalize on China’s growing demand for safe and reasonably priced food. Feed additives are utilized in China at less than half the rate of the United States and Europe, and we have a significant growth opportunity as Chinese farmers and ranchers include a greater amount of increasingly sophisticated additive to their feed.

We have 130 employees, with 40 engaged in sale and marketing activities. Our headquarters and manufacturing facilities are in a state-of-the-art 34,000 square-meter facility in the capital city of Guangzhou, in Guangdong province. We currently produce 26 branded feed additives, with each brand available in seven different mixes that correspond to different states of an animal’s life cycle.

Our major products address most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which account for approximately 86% of our revenue, Functional Regulation Additives, which account for approximately 11% of our revenue, and Herbal Medicinal Additives, which account for approximately 1% of our revenue. Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations. We currently market 26 different brands of feed additives at various price points to meet the demands of existing and prospective customers. Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. While the majority of our sales are domestic, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 1.6% of our total sales.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Basis of Preparation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Consolidation of Variable Interest Entities (VIE)

Pursuant to the requirements of Accounting Standard Codification (“ASC”) Topic 810-10, the Company has evaluated the economic relationships of its wholly owned subsidiary, China Flying and its wholly-owned subsidiary Kanghui Agricultural with Guangzhou Tanke and has determined that it is required to consolidate China Flying, Kanghui Agricultural and Guangzhou Tanke. Therefore Guangzhou Tanke is considered to be a VIE, as defined by ASC Topic 810-10, of which China Flying is the primary beneficiary as a result of its wholly owned subsidiary Kanghui Agricultural. China Flying, as mentioned above, will absorb a majority of the economic risks and rewards of all of these VIE that are being consolidated in the accompanying financial statements.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31, 2012	December 31, 2011
Current assets and long-term notes receivables	$20,457,548	$13,929,777
Property, plant and equipment	5,102,735	4,801,723
Intangible assets	1,237,740	837,525
Total assets	$26,798,024	$19,569,025
Total liabilities	(6,788,948)	(1,572,020)
Net assets	$20,009,076	$17,997,005

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against our general assets.  Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, prepayments, loans to customer and supplier, and other receivables. The Company places its cash with financial institutions with high-credit ratings and quality. The Company maintains bank accounts in the PRC, Hong Kong, and the United States. In addition, the Company conducts periodic reviews and evaluations of the financial conditions and payment practices of customers and suppliers. The Company has not experienced losses related to these concentrations in the past.

Concentrations of Customers and Suppliers

Approximately 98% of the Company’s revenue is generated from customers in mainland China. All the Company’s suppliers are located in mainland China.

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

Prepayments

Prepayments are cash deposits paid to major raw material suppliers to secure the procurement of key raw materials for the upcoming year.  Contracts are signed with these suppliers to lock in the prices of raw materials.

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

Intangible Assets

Intangible assets consist of two land use rights, which are recorded at cost less accumulated amortization and a new production technology. Amortization of the land use rights is provided over the term of the land use right agreements on a straight-line basis. The new production technology was acquired from a research institute that gave us the right to commercialize the technology and to apply for patent protection.  Because this technology transfer will benefit the Company in the form of sales and profit growth for a longer period of time and two patent applications have been filed with the assistance of this research institute that will create intellectual property, we decided to amortize the cost over three years, beginning in the third quarter of 2012.  After we applied the technology developed by this research institute to our manufacturing process, the sales of this product type – antioxidant has already increased substantially in the second half of 2012.

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

As of December 31, 2012 and 2011, the statutory reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

Non-controlling Interest

The Company holds a 60% interest in Qingyuan Tanke Bio-Tech Company (“Qingyuan Tanke”) with a registered capital of 3,000,000 RMB.  The $171,443 non-controlling interest as of the end of December 31, 2012 represents the 40% of Qingyuan’s equity after expensing startup cost of 296,000 RMB in 2012.

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

The Company’s revenue is generated through the wholesale and retail sale of livestock feed additives including organic trace mineral additives, functional regulation additives, herbal medicinal additives and raw materials. Before the Company recognizes revenue on these product sales, written purchase orders and contracts are received in advance of all shipments of goods to customers. For sales within the Company’s own province, delivery is made by Company employees. Such delivery occurs on the same day as shipment. For delivery outside the province, shipment is made through a separate logistics company that assumes the risk of loss. Revenue is recognized upon shipment of goods to the customers. The Company typically does not incur bad debt losses because this type of loss is deducted from the salesperson’s compensation, thereby partially mitigating the loss to the Company. Therefore, collectability is reasonably assured.

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of December 31, 2012 and 2011, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

Cost of Goods Sold

Cost of revenue consists primarily of material cost, labor cost, overhead associated with the manufacturing process and directly related expenses.

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses. Our research and development center also works on government sponsored projects throughout the year and we receive grants from government agencies to offset research and development costs.  As of December 31, 2012 and 2011, the Company incurred net research and development costs amounted to $290,833 and $250,164, respectively.

Value Added Tax (VAT)
In accordance with the relevant tax laws in the PRC, VAT is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct the VAT it has paid on eligible purchases. The difference between the amounts collected and paid is presented as VAT recoverable or payable balance on the balance sheet.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC Topic 740, ”Income Tax”. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the Financial Accounting Standards Board (FASB) issued authoritative guidance which establishes standards for reporting comprehensive income (loss) and its component in financial statements.  Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.

Earnings (Loss) per share (EPS)

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the years.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Warrants and convertible notes were not included in the diluted EPS calculation because the Company had a net loss for the years ended December 31, 2012 and 2011 and the effects were anti-dilutive.

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

Fair Value Measurement

The Group categorizes its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by FASB ASC 820, Fair Value Measurements and Disclosures, which defines the fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that a buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Group. Unobservable inputs reflect the Group’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances. At December 31, 2012 and 2011, the Company has no financial instruments subject to recurring fair value measurement.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -
Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, prepayments, loans to customer and supplier, note receivables from related parties, other receivables, other payable and accrued liabilities and income tax payable approximate their fair values due to the short-term nature of these items. The carrying amounts of long-term borrowings approximate the fair value based on the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Convertible notes are not carried at fair value due to the discounts for warrants and the beneficial conversion feature.  As the interest on these notes approximates market interest, the fair value is their face value of $7,670,071.  As of the end of year 2012, there was a balance of $402,394 of unamortized amount.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Stock-Based Payments

The Company awards warrants to placement agent as the compensation for the issuance of convertible notes.  Expense related to such awards is measured based on the fair value of the instrument on the grant date (recorded as other current assets) and amortized on a straight-line basis over the convertible notes period.

Results of Operations of the Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

Revenue and Costs of Sales

The following is comparison of our revenue, costs of sales and gross profit by segment for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	$ Change	% Change
Segment revenues
Organic Trace Mineral Additives	$24,588,201	$18,855,958	$5,732,243	30.4%
Functional Regulation Additives	3,056,847	4,163,823	(1,106,976)	(26.6%)
Herbal Medicinal Additives	293,454	281,036	12,418	4.4%
Other	623,327	531,910	91,417	17.2%
	$28,561,829	$23,832,727	$4,729,102	19.8%
Segment costs of sales
Organic Trace Mineral Additives	$15,719,425	$11,907,294	$3,812,131	32.0%
Functional Regulation Additives	2,046,917	2,571,920	(525,003)	(20.4%)
Herbal Medicinal Additives	269,844	219,856	49,988	22.7%
Other	581,178	363,449	217,729	59.9%
	$18,617,364	$15,062,519	$3,554,845	23.6%
Segment gross profit
Organic Trace Mineral Additives	$8,868,775	$6,948,664	$1,920,111	27.6%
Functional Regulation Additives	1,009,931	1,591,903	(581,972)	(36.6%)
Herbal Medicinal Additives	23,611	61,180	(37,569)	(61.4%)
Other	42,149	168,461	(126,312)	(75.0%)
	$9,944,466	$8,770,208	$1,174,258	13.4%

Organic Trace Mineral Additives

Organic trace mineral additives constitute the largest and fastest growing area of our business. We are one of China’s largest domestic providers of organic trace mineral additives, specializing in the development and production of chelated organic trace mineral additives. Our current trace mineral manufacturing facility is one of the largest chelating facility in China and has the capacity to produce approximately 350 metric tons of organic trace minerals per week.

Revenue from organic trace mineral additives for the year ended December 31, 2012 increased by $5,732,243, or 30.4%, as compared to 2011 due to higher volume.  During 2012, demand for organic trace mineral additives rebounded after a slower first quarter due to the Chinese New Year holiday and soft overall economic growth. Our revenue also increased due in part to strict food safety rules and regulations enforced by the State Council of China regarding the animal feed and feed additive industries. We have benefited from these new industry standards, as smaller companies who produce sub-standard feed additives will not be able to operate.  In 2012, this revenue accounted for approximately 86% of our revenues for the year ended December 31, 2012 as compared to 79% for the year ended December 31, 2011. Our gross profit percentage for the organic trace mineral additive sales amounted to 36.1% and 36.9% for the years ended December 31, 2012 and 2011, respectively.

Functional Regulation Additives

Functional regulation additives are widely used to enhance the properties of other feed products, improve feed efficiency and stimulate the rapid maturation of the immune system. We produce two types of functional regulation additives: feed acidifiers and flavor enhancers. Feed acidifiers are used to prevent microbial degradation of raw materials or finished feeds and to maintain the quality of feed. Flavor enhancers are used to improve feed palatability, enhance animal appetite and stimulate saliva, gastric and pancreatic juices and other digestive juice secretion and gastrointestinal motility and ultimately feed consumption and yield from production animals.

Revenue from functional regulation additives for the year ended December 31, 2012 decreased by $1,106,976, or 26.6%, as compared to the year ended December 31, 2011. The decrease is due primarily to more attention being placed on growing the organic trace mineral sales. The gross profit percentage for the year ended December 31, 2012 decreased to 33.0%, as compared to 38.2% for the year ended December 31, 2011 due to higher material and labor costs.  We plan to revive the growth of this business segment in 2013 with new products.

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

Revenue from herbal medicinal additives for the year ended December 31, 2012 increased by $12,418, or 4.4%, as compared to the year ended December 31, 2011. Our gross profit for the year ended December 31, 2012 amounted to 8.0% as compared to 21.8% in 2011 due to significant increase in material costs.

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

Other

Other revenue mainly consists of buying and then reselling raw materials. Revenue from raw material sales accounted for 2% of our revenue for the year ended December 31, 2012 and increased by $91,417 as compared to 2011. This revenue is very price sensitive and margin is minimal, while demands are sporadic. Going forward, we do not expect this to be a significant source of revenue.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the year ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	$ Change	% Change
Gross profit	$9,944,465	$8,770,208	$1,174,257	13.4%
Selling expenses	(2,679,714)	(2,463,901)	215,813	8.8%
Administrative expenses	(2,571,671)	(4,486,490)	(1,914,819)	(42.7%)
Depreciation and amortization	(161,460)	(81,004)	80,456	99.3%
Income from operations	4,531,619	1,738,813	2,792,806	(160.6%)
Other income/expense
Interest income	295,556	95,834	199,722	208.4%
Interest expense	(1,445,787)	(1,361,703)	84,084	6.2%
Amortization of discount on notes	(2,778,796)	(2,467,511)	311,285	12.6%
Registration rights agreement expense	-	(460,206)	(460,206)	(100.0%)
Income (loss) before income taxes	602,591	(2,454,773)	3,057,364	124.5%
Income tax expense	(831,597)	(681,321)	150,276	22.1%
Net loss	$(229,006)	$(3,136,094)	$2,907,088	92.7%

Selling, General and Administrative Expenses

Selling expenses for the year ended December 31, 2012 increased by $215,813, or 8.8%, as compared to 2011. The amount represents primarily salaries, travel and meeting expenses for sales department staff to develop new customers and expand the market, as well as shipping and transportation costs. The amounts for the year ended December 31, 2012 increased by only 8.8% as compared to 2011 despite the increase in sales for the same period of 19.8%, as we have more closely controlled our expenses due to the reduced amount of sales experienced in the first quarter of 2012.  In addition, we have developed a new sales and marketing division targeting the end-user market segment, or the largest animal farms in China, through utilization of distributors in 2012. Selling expenses for this market segment are relatively lower than selling to the feed producer market.

General and administrative expenses for the year ended December 31, 2012 decreased by $1,914,819 as compared to 2011. This was due to higher accounting and legal expenses associated with our public filings in 2011, which did not occur in 2012.  In particular, we issued shares of common stock to a consultant as compensation in 2011, which accounted for $2,491,938 of the total administrative expenses. There were no such expenses in 2012.

Other Income/Expenses

Interest income for the year ended December 31, 2012 increased by $199,722 as compared with the year ended December 31, 2011. This increase is due primarily to interest income received during 2012 resulting from loans made to a customer and a supplier during the fourth quarter of 2011 and the first quarter of 2012.

Interest expense for the year ended December 31, 2012 increased by $84,084 as compared to 2011. The primary reason for this increase in 2012 was due to higher amortization of capitalized offering costs resulting from the issuance of convertible debt in February 2011.  We had a full year of amortization in 2012 compared to only a partial year in 2011.  The amortization of these costs will continue through February 2013.  We expect to record an additional $115,688 of amortization in the first quarter of 2013.

The expense associated with the amortization of discounts on our convertible notes payable for the year ended December 31, 2012 amounted to $2,778,796 as compared to $2,467,511 in 2011. The convertible notes payable were issued in February 2011, so we had a full year of amortization in 2012 and only a partial year in 2011.  These amounts are expected to be amortized through February 2013.  We expect to record an additional $402,394 of amortization in the first quarter of 2013.

The registration rights agreement expense represented amounts due to investors for failing to have our registration statement effective as of September 18, 2011.  There was no such expense during 2012 because the penalty was fully accrued as of the end of 2011.

Income Tax Expense

Approximately 99% of our income was generated from mainland China and was generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, except for one subsidiary, Guangzhou Tanke Bio-Tech Co. Ltd, which obtained tax exemption on April 2007 from the State Tax Bureau of Huadu District, Guangzhou. Guangzhou Tanke Bio-Tech was a joint venture enterprise and was eligible for tax reduction and exemption, which enjoys the “two year exempt, three years half” benefits. These benefits are the result of a new tax law passed by the National People’s Congress of China in 2007. It means Tanke was exempt from tax for the first two years, which ended in 2008, and paid one half the 25% tax rate for the next three years, through 2011.

Taking into consideration the new tax law, the effective statutory tax rate for Guangzhou Tanke Bio-Tech was 12.5% for year ended December 31, 2011. Beginning in 2012, Guangzhou Tanke Bio-Tech is required to pay tax under a reduced tax rate of 15% as it is designated as a certified high-tech company since 2009, which is valid for 3 years.

Our income tax expense increased by $150,276, or 22.1%, for the year ended December 31, 2012 as compared to 2011.  The $831,597 income tax expense for the year ended December 31, 2012 represents a 138% effective rate of the $602,591 income before tax. However, included in the income before tax were amortization of discount on notes of $2,778,796, interest expense of $1,445,787, and administrative expenses for being a U.S. listed public company, all of which were incurred in the U.S. Therefore, the PRC effective tax rate for the twelve month period was 14.9% on PRC pretax income of $5,599,876.

Liquidity and Capital Resources

As of December 31, 2012, and 2011 we had cash balances of $6,168,754 and $7,700,156, respectively.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Year Ended December 31,		$	%
	2012	2011	Change	Change

Net cash provided by (used in) operating activities	$(1,184,097)	$3,653,141	$(4,837,238)	(132.4%)
Net cash used in investing activities	(1,526,860)	(3,668,345)	2,141,485	(58.4%)
Net cash provided by financing activities	1,121,816	5,815,761	(4,693,945)	(80.7%)
Effect of foreign currency conversion on cash	57,739	(322,427)	380,166	(117.9%)
Net (decease) increase in cash	$(1,531,402)	$5,478,130	$(7,009,532)	(128.0%)

Operating Activities

Net cash used in operating activities was $1,184,097 for the year ended December 31, 2012 compared to cash provided of $3,653,141 for the year ended December 31, 2011. We had a net loss of $229,006 during the year ended December 31, 2012, and a significant amount of our expenses were non-cash related such as $636,286 for depreciation and amortization of fixed and intangible assets, $2,778,796 for the amortization of the discounts recorded on our convertible notes payable, as well as $798,906 of offering cost amortization.  However, these amounts were offset by an increase in other receivables of $426,459 and an increase in prepayments of $5,352,068 which represent prepayments to vendors and suppliers for product.  As a result, our net cash used in operating activities was $1,184,097 for the year ended December 31, 2012.

We had net cash provided by operating activities of $3,653,141 for the year ended December 31, 2011.  Although we had a net loss of $3,136,094 during the year ended December 31, 2011, a significant amount of our expenses were non-cash related such as $2,491,938 in expenses associated with the issuance of common stock for services, $2,467,511 for the amortization of the discounts recorded on our convertible notes payable, as well as $709,409 of offering cost amortization. These non-cash expenses offset the loss and allowed us to continue generating cash from operations.

Investing Activities

Net cash used in investing activities was $1,526,860 for the year ended December 31, 2012 compared to $3,668,345 for the year ended December 31, 2011.  During 2011, we had spending resulting from loans to customers and suppliers of $2,513,460, compared to only $379,408 in 2012.  During 2011, we also had spending of $701,022 for the purchase of property and equipment, $529,938 for the purchase of intangible assets, offset by cash of $76,075 acquired as a result of the acquisition of China Flying in the first quarter of 2011. During 2012, we had purchases of property and equipment of $856,361 and $481,165 in spending for the purchase of intangible assets, offset by minority interest in Qingyuan of 190,074.

Financing Activities

Net cash provided by financing activities was $1,121,816 for the year ended December 31, 2012 due primarily to an additional loan of approximately $1.6 million received in the second quarter of 2012, offset by paydowns of debt for net proceeds of $646,852.  We also had cash provided in 2012 from a reduction of our restricted cash balances of $474,964.  During the year ended December 31, 2011, we had net cash provided by financing activities of $5,815,761, resulting primarily from the net proceeds from the issuance of convertible notes of $6,522,563, offset by an increase in restricted cash of $706,802.

We have historically funded our operations primarily through cash generated from operations with the exception the fourth quarter in 2012 when we had to substantially increase our prepayments to suppliers to secure 2013 raw material supply and to maintain our cost advantage. Over the next twelve months, we intend to pursue organic and acquisitive growth and increase our market share in mainland China. We believe that our cash on hand and cash flow from operations will meet our present operating cash needs for the next 12 months.

We are in the process of working out a repayment plan of the $7.5 million convertible notes and we anticipate no significant pressure on working capital given our historical strong positive cash flow during the summer quarters.  We do not anticipate significant increase of raw material prepayments again at the end of 2013, and the capital expenditures on the new facility will be funded by either local bank borrowing and/or capital leasing. However, we will require additional cash resources to meet the cash requirements of our planned long-term growth.

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

Transfer of Offshore Funds into China

The most commonly accepted way to transfer offshore funds to our subsidiaries is through the increase of a subsidiary’s registered capital. Specifically, overseas funds such as proceeds of an offering can be contributed to our wholly foreign owned subsidiaries in China, Kanghui Agricultural, as a result of an increase in the registered capital of Kanghui Agricultural. China Flying contributed $3,999,900 into Kanghui Agricultural and Kanghui Agricultural has filed its increase of registered capital certificate from $75,000 to $4,074,990 with Guangzhou Administration for Industry and Commerce on May 5, 2011.

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

Cash transfers related to product or service purchases, or payments for royalties and related charges do not require pre-approval, but require the China domiciled subsidiary to furnish to the bank the following supporting documents:

●	a form which describes the amount and type of the proposed transfer in accordance with China’s currency exchange control regulations;
●	documentation that all required approvals or filings for the product, service or license to be purchased (where applicable)
●	have been obtained (for example, if a China domiciled entity desires to purchase imported technology, the purchase requires approval from the Ministry of Commerce);
●	relevant agreements or contracts (e.g., sales contracts, service agreements or license agreements, etc.);
●	corresponding invoices or payment notices; and
●	tax payment receipts.

Cash transfers out of China to a foreign parent for purposes of profits repatriation and dividends do not require pre-approval. Pursuant to applicable regulations, foreign-invested enterprises in China, like Kanghui Agricultural, may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. The regulations require the China domiciled subsidiary to furnish to the bank the following supporting documents:

●	a form which describes the amount and type of the proposed transfer in accordance with China’s currency exchange control regulations;
●	a foreign-invested enterprise foreign exchange registration certificate;
●	a board resolution or shareholder’s resolution approving the repatriation of profits or dividends;

●
a copy of its statutory accounts for the most recently completed fiscal year (financial statements prepared in accordance with Chinese governmental regulations and audited by an approved independent auditor); and

●	corresponding tax payment receipts.

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

Seasonality

Our operating results and operating cash flows historically are subject to some seasonal variations.  Sales around Chinese New Year are typically comparatively lower than other months, which makes the first quarter our slowest quarter.  Sales feed additives in the summer growing season usually pick up and the second and third quarters usually account for 62% of our annual sales.  This pattern may change as a result of new market opportunities or new product introduction.

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

Item 8. Financial Statements and Supplementary Data.

TANKE BIOSCIENCES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tanke Biosciences Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tanke Biosciences Corporation and its Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanke Biosciences Corporation and its Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

New York, New York
April 15, 2013

A member of Urbach Hacker Young International Limited,
an international network of independent accounting and consulting firms

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 16, 2012

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current assets:

Cash and cash equivalents	$6,168,754	$7,700,156
Restricted cash	231,838	706,802
Accounts receivable, net	1,986,663	1,917,699
Inventories, net	1,414,600	1,187,895
Note receivable - related parties	-	239,476
Loans to customer and supplier	2,892,868	2,513,460
Other receivables	483,884	53,936
Prepayments	9,029,524	3,633,674
Other current assets	132,746	914,594
Deferred tax assets	27,042	46,042
Total current assets	22,367,919	18,913,734

Property, plant and equipment, net	4,813,232	4,771,299
Construction in progress	295,248	35,878
Intangible assets, net	1,238,025	838,089
Other non-current assets	134,736	328,006

Total assets	$28,849,160	$24,887,006

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$646,649	$784,777
Advance from customers	128,321	-
Other payables and accrued liabilities	942,793	758,907
Income tax payable	1,842,139	1,216,841
Convertible notes, net of discount	7,267,677	-
Current portion of long-term borrowing	1,268,106	785,456
Total current liabilities	12,095,685	3,545,981

Convertible notes, net of discount	-	4,488,881
Note payable - related party	-	13,722
Advance from government grant	37,948	355,754
Long-term borrowing, net of current portion	792,567	628,365
Total liabilities	12,926,200	9,032,703

Commitments and contingencies

EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,324,083 issued and outstanding as of December 31, 2012 and December 31, 2011	13,324	13,324
Additional paid-in capital	12,220,181	12,220,181
Retained earnings	2,485,736	2,695,983
Statutory reserve	373,406	373,406
Accumulated other comprehensive income	658,870	551,409
Total Tanke Biosciences Corporation stockholders' equity	15,751,517	15,854,303
Non-controlling interest	171,443	-
Total Equity	15,922,960	15,854,303

Total Liabilities and Equity	$28,849,160	$24,887,006

See accompanying notes to the consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011

Net sales	$28,561,829	$23,832,727
Costs of sales	(18,617,364)	(15,062,519)
Gross profit	9,944,465	8,770,208
Selling expenses	(2,679,714)	(2,463,901)
Administrative expenses	(2,571,671)	(4,486,490)
Depreciation and amortization	(161,460)	(81,004)
Income from operations	4,531,619	1,738,813
Other income (expense)
Interest income	295,556	95,834
Interest expense	(1,445,787)	(1,361,703)
Amortization of discount on notes	(2,778,796)	(2,467,511)
Registration rights agreement expense	-	(460,206)
Income (loss) before income taxes	602,591	(2,454,773)
Income tax expense	(831,597)	(681,321)
Net loss	$(229,006)	$(3,136,094)
Net loss attributable to non-controlling interest	(18,759)	-
Net loss attributable to Tanke Biosciences Corporation	$(210,247)	$(3,136,094)

Net loss	$(229,006)	$(3,136,094)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	107,589	56,629
Comprehensive loss	$(121,417)	$(3,079,465)
Comprehensive loss attributable to non-controlling interest	(18,631)	-
Comprehensive loss attributable to Tanke Biosciences Corporation	$(102,786)	$(3,079,465)

Loss per common share:
Basic and diluted	$(0.02)	$(0.24)
Weighted average number of common shares used in computation
Basic and diluted	13,324,083	13,083,333

See accompanying notes to the consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common Stock		Additional Paid-in	Retained	Statuory	Other Comprehensive	Total Stockholders'	Non- Controlling	Total
	Shares	Amount	capital	Earnings	Reserve	Income	Equity	Interest	Equity

Balance at December 31, 2010, restated in terms of the Share Exchange Agreement	10,758,000	$10,758	$1,417,098	$5,832,077	$373,406	$530,070	$8,163,409	$2,170,737	$10,334,146
Effect of Acquisition of China Flying			2,133,917			(35,290)	2,098,627	(2,170,737)	(72,110)
Effect of Share Exchange Agreement	399,180	399	54,200				54,599		54,599
Effect of Private Placement			6,125,195				6,125,195		6,125,195
Shares issued for consulting services	2,166,903	2,167	2,489,771				2,491,938		2,491,938
Net loss				(3,136,094)			(3,136,094)		(3,136,094)
Foreign currency translation						56,629	56,629		56,629

Balance at December 31, 2011	13,324,083	13,324	12,220,181	2,695,983	373,406	551,409	15,854,303	-	15,854,303
Net loss				(210,247)			(210,247)	(18,759)	(229,006)
Foreign currency translation						107,461	107,461	128	107,589
60% investment in Qingyuan Tanke Bio-Technology							-	190,074	190,074

Balance at December 31, 2012	13,324,083	$13,324	$12,220,181	$2,485,736	$373,406	$658,870	$15,751,517	$171,443	$15,922,960

The accompanying notes are an integral part of these consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Operating activities:
Net loss	$(229,006)	$(3,136,094)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	636,286	400,013
Common stock issued for services	-	2,491,938
Amortization of discount on convertible notes payable	2,778,796	2,467,511
Amortization of capitalized offering costs	798,906	709,409
Provision for bad debt	103,425	90,185
Inventory provision	377	41,585
Changes in operating assets and liabilities:
Accounts receivable	(172,389)	(169,664)
Inventories	(227,082)	173,356
Note receivables and payables - related parties	225,754	2,584,892
Other receivables	(426,459)	108,862
Deferred tax asset	19,000	(26,946)
Prepayments	(5,352,068)	(3,518,597)
Other current assets	(17,058)	138,079
Other non-current assets	193,270	(61,660)
Advance from government grant	(315,227)	274,171
Accounts payable	(138,128)	153,420
Other payables and accrued liabilities	183,886	457,109
Income tax payable	625,298	478,810
Advance from customer	128,321	(3,238)
Net cash (used in) provided by operating activities	(1,184,097)	3,653,141

Investing activities:
Increase in loans to customer and supplier	(379,408)	(2,513,460)
Purchase of property and equipment	(856,361)	(701,022)
Acquisition of new production technology	(481,165)	(529,938)
60% investment in Qingyuan Tanke Bio-Technology	190,074	-
Increase in cash due to acquisition of China Flying	-	76,075
Net cash used in investing activities	(1,526,860)	(3,668,345)

Financing activities:
Change in restricted cash	474,964	(706,802)
Net proceeds from issuance of convertible notes	-	6,522,563
Increase in bank borrowings	646,852	-
Net cash provided by financing activities	1,121,816	5,815,761

Effect of exchange rate fluctuations on cash and cash equivalents	57,739	(322,427)

Net increase (decrease) in cash	(1,531,402)	5,478,130
Cash and cash equivalents, beginning of period	7,700,156	2,222,025
Cash and cash equivalents, end of period	$6,168,754	$7,700,155

Supplemental disclosures of cash flow information:
Cash paid for interest	$634,463	$652,294
Cash paid for income taxes	$346,836	$249,916

See accompaning notes to the consolidated financial statements

TANKE BIOSCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

In these consolidated financial statements, unless the context requires otherwise, the terms “we”, “our”, “us” and the “Company” refer to Tanke Biosciences Corporation (“Tanke Biosciences”), a Nevada corporation formerly known as Greyhound Commissary, Inc. (“Greyhound”), as well as our direct and indirect subsidiaries, and our principal operating business, Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”), which we control via a series of variable interest entity contractual agreements (the “VIE Agreements”) more fully described below.

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

Also on January 3, 2011, our board of directors unanimously approved a resolution to enter into a Share Exchange Agreement with China Flying, and Golden Genesis Limited, a British Virgin Islands company ("Golden Genesis"), the sole stockholder of China Flying. Under the terms of the Share Exchange, Golden Genesis exchanged 100% of its capital stock in China Flying for 10,758,000 shares of authorized, but previously unissued Greyhound common stock, post-split as described below. Also, at the closing, we issued an aggregate of 2,166,903 shares (post-split) of our authorized, but previously unissued common stock to a U.S. advisor. Following the closing of the agreement on February 9, 2011, China Flying became our wholly owned subsidiary.

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

Guangzhou Tanke has historically self-financed, and has been a profitable enterprise. However, on February 9, 2011, Tanke Biosciences sold convertible notes payable (see Note 12 below) with net proceeds of $6,522,563. Such proceeds will be used to finance the operations and growth of Guangzhou Tanke.

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

Overview of Our Business

Through Guangzhou Tanke, our principal operating business, we are one of the leading animal nutrition and innovative feed additive providers in China. Our products are distinguished from traditional artificial feed additives in that they are environmental-friendly and are designed to optimize the growth and health of livestock such as pigs, poultry, and cattle, as well as farmed fish.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.  Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Consolidation of Variable Interest Entities (VIE)

Pursuant to the requirements of Statement of Financial Accounting Standards No. 810-10, the Company has evaluated the economic relationships of its wholly owned subsidiary, China Flying and its wholly-owned subsidiary Kanghui Agricultural with Guangzhou Tanke and has determined that it is required to consolidate China Flying, Kanghui Agricultural and Guangzhou Tanke. Therefore Guangzhou Tanke is considered to be a VIE, as defined by ASC Topic 810-10, of which China Flying is the primary beneficiary as a result of its wholly owned subsidiary Kanghui Agricultural. China Flying, as mentioned above, will absorb a majority of the economic risks and rewards of all of these VIE that are being consolidated in the accompanying financial statements.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31, 2012	December 31, 2011
Current assets and long-term notes receivables	$20,457,548	$13,929,777
Property, plant and equipment	5,102,735	4,801,723
Intangible assets	1,237,740	837,525
Total assets	$26,798,024	$19,569,025
Total liabilities	(6,788,948)	(1,572,020)
Net assets	$20,009,076	$17,997,005

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against our general assets.  Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

Basis of consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries (the “Group''). All inter-company balances and transactions within the Group have been eliminated.

	Percentage Interest
Name of Entity	December 31, 2012	December 31, 2011
China Flying Development Limited	100%	100%
Guangzhou Kanghui Agricultural Technology Co., Ltd.	100%	100%
Guangzhou Tanke Industry Co., Ltd.	100%	100%
Guangzhou Tanke Bio-Tech Co., Ltd.	100%	100%
Guangzhou Jenyi Bio-Tech Co., Ltd.	100%	100%
Guangzhou Tanke Animal Health Co., Ltd.	100%	100%
Qingyuan Tanke Bio-Tech Co., Ltd.	60%	60%

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, prepayment, loans to customer and supplier, and other receivables. The Company places its cash with financial institutions with high-credit ratings and quality. The Company maintains bank accounts in the PRC, Hong Kong, and the United States. In addition, the Company conducts periodic reviews and evaluations of the financial conditions and payment practices of customers and suppliers. The Company has not experienced losses related to these concentrations in the past.

Concentrations of Customers and Suppliers

Approximately 98% of the Company’s revenue is generated from buyers in mainland China.  All the Company’s suppliers are located in mainland China.

In 2012, we had no customer that accounted for more than 10% of our consolidated revenues.  In 2011, the two largest customers accounted for 14% and 12% of consolidated revenues.

In 2012, we had four suppliers that accounted for 16%, 15%, 14% and 10% of our total raw material purchase.  In 2011, the two largest suppliers accounted for 23% and 10% of our total raw material purchase.

Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Restricted Cash

Deposits that are restricted in use are classified as restricted cash. As of December 31, 2011, the Company had restricted cash in an escrow account which represented six months of interest on the convertible notes payable. When the notes mature or are converted into stock, the cash in this account will be released from restriction. On December 31, 2012, the Company utilized the escrow fund to pay for the last accrued interest payment on the convertible notes payable. The Company has a second escrow account of approximately $232,000 as of December 31, 2012 to be utilized for Investor Relations activities.

Trade and Other Receivables

The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. After all collection efforts have been exhausted, the account receivable is written off against the allowance. The Company generally does not require collateral for trade or other accounts receivable.

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

As of December 31, 2012 and 2011, the Company’s provision for slow-moving or defective inventories amounted to $41,962 and $41,585, respectively.

Prepayments

Prepayments represent cash paid in advance to suppliers for purchases of raw materials.  During the past two years, as cost of raw materials continues to rise, it has become a common practice in our industry to secure supplies of raw material and to lock in prices by entering into year-long agreements with major suppliers and prepay projected usage.  In anticipation of a new manufacturing facility starting up and launching of a new product category of premix additives in 2013, we have increased our prepayments substantially in the 4th quarter of 2012.  We achieve 5% to 10% of cost savings by making these purchase commitments.  These suppliers are all in the same industry of ours and have been doing business with Tanke for many years.  We are very familiar with these suppliers and their businesses.  Prior to advancing funds to suppliers, we performed due diligence procedures on their financial condition and continuously monitor their status.  Based on our experience, we anticipate that the prepayments are fully realizable and any unutilized amounts will be fully collectible.

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

Intangible Assets

Intangible assets consisted mainly of two land use rights and purchased new product technology which are recorded at cost less accumulated amortization.

According to the laws of China, land in the PRC is owned by the government and cannot be sold to an individual or company. However, the government grants the users a land use right to use the land. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

During the second quarter of 2012, the Company acquired from an agriculture research institute the exclusive right to commercialize a new production technology and manufacturing process.  This institute is assisting the Company with the application for 2 patents.  In the third quarter of 2012, the Company began applying this new technology in its manufacturing process and the result was a substantial increase in sales of this product category during the second half of 2012.  The Company began amortization of the new production technology in the third quarter of 2012 over a useful life of three years.

Amortization of intangible assets is calculated using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

Land use rights	50 years
New Production Technology	3 – 5 years

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

As of December 31, 2012 and 2011, the statutory reserves of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

The Company’s revenue is generated through the wholesale and retail sale of livestock feed additives including organic trace mineral additives, functional regulation additives, herbal medicinal additives and raw materials. Before the Company recognizes revenue on these product sales, written purchase orders and contracts are received in advance of all shipments of goods to customers. For sales within the Company’s own province, delivery is made by Company employees. Such delivery occurs on the same day as shipment. For delivery outside the province, shipment is made through a separate logistics company that assumes the risk of loss. Revenue is recognized upon shipment of goods to the customers. The Company typically does not incur bad debt losses because this type of loss is deducted from the salesperson’s compensation, thereby partially mitigating the loss to the Company. Therefore, collectability is reasonably assured.

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analysis of returns and records a provision at the time of sale if necessary. As of December 31, 2012 and 2011, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

Cost of Goods Sold

Cost of revenue consists primarily of material cost, labor cost, rent of land allocated to production, overhead associated with the manufacturing process and directly related expenses.

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses after partially offset by grants from government sponsored projects. Net research and development expense for the years ended December 31, 2012 and 2011 were $290,691 and $246,038, respectively.
Value Added Tax (VAT)
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

The Company is not subject to United States income tax. Furthermore, the Company is audited every year by an agency of the Chinese tax authority. Consequently, there are no uncertain tax positions requiring additional accrual or disclosure in accordance with ASC 740-10, Income Taxes.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from net income or loss, investments by owners and distributions to owners. The Company’s only component of other comprehensive income (loss) is the foreign currency translation adjustment.

Earnings (Loss) per share (EPS)

Earnings (loss) per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Warrants and convertible notes were not included in the diluted EPS calculation because the Company had a net loss for the years ended December 31, 2012 and 2011 and they would be anti-dilutive.

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

Exchange rates used (RMB to USD)		2011	2012
Assets and liabilities	Balance sheet date (December 31)	0.1573	0.1585
Revenue and expenses	Period average (Twelve months ended December 31)	0.1545	0.1584

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Fair Value Measurement

The Group categorizes its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by FASB ASC 820, Fair Value Measurements and Disclosures, which defines the fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that a buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Group. Unobservable inputs reflect the Group’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances. At December 31, 2012 and 2011, the Company has no financial instruments subject to recurring fair value measurement.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -
Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, prepayments, loans to customer and supplier, note receivables from related parties, other receivables, other payable and accrued liabilities and income tax payable approximate their fair values due to the short-term nature of these items. The carrying amounts of long-term borrowings approximate the fair value based on the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Convertible notes are not carried at fair value due to the discounts for warrants and the beneficial conversion feature.  As the interest on these notes approximates market interest, the fair value is their face value of $7,670,071.  As of the end of year 2012, there was a balance of $402,394 of unamortized amount.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Stock-Based Payments

The Company awards warrants to placement agent as the compensation for the issuance of convertible notes.  Expense related to such awards is measured based on the fair value of the instrument on the grant date (recorded as other current assets) and amortized on a straight-line basis over the convertible notes period.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. INVENTORIES, NET

Inventories consisted of the following.

	December 31,	December 31,
	2012	2011

Raw materials	$636,319	$538,465
Finished goods	576,509	402,458
Work in pogress	210,625	242,748
Packaging material	33,109	45,809
Less: Inventory allowance	(41,962)	(41,585)
	$1,414,600	$1,187,895

4. ACCOUNTS RECEIVABLE, NET

Net accounts receivable consisted of the following.

	December 31,	December 31,
	2012	2011

Account receivables	$2,323,370	$2,150,981
Less: Allowance for doubtful accounts	(336,707)	(233,282)
	$1,986,663	$1,917,699

5. OTHER RECEIVABLES AND LOANS TO CUSTOMER AND SUPPLIER

Other receivables consisted of the following.

	December 31,	December 31,
	2012	2011

Business advance to staff	$166,451	$40,511
Business advance to directors	287,032	-
Deposits	30,401	13,425
	$483,884	$53,936

Advance to staff and directors represented advance payments made to directors for business development activities and to staff for business travel purposes.  These outstanding amounts are expected to be repaid within a year of December 31, 2012.

	December 31,	December 31,
	2012	2011

Loans to customer and supplier	$2,892,868	$2,513,460

Loans to customer and supplier represent 8% interest bearing notes to one of the Company’s customers and one supplier, both of which were effective in December 2011. Additional amounts were advanced in first quarter of 2012 based on the same terms.  The amounts are expected to be repaid within a year of December 31, 2012.  The customer is a longtime customer of ours in the aquaculture business, and has been our business partner in other projects.  The supplier is in the packaging business and their business is growing rapidly that we have considered acquiring them.  Based on our assessment of their financial condition, and the fact that they have been making the interest payments in a timely manner, we believe these loans are fully realizable.

6.  PREPAYMENTS AND OTHER CURRENT ASSETS

In order to secure key raw materials and supplies and to lock in rising purchase prices, the Company paid substantial amounts of cash in advance on purchase orders. Prior to advancing funds to suppliers, we performed due diligence procedures on their financial position and business condition.  We only make prepayment arrangements with companies that are reputable in our industry and have strong financial position.  Due to high growth expectation in 2013 and new product launches that require significant amount of raw materials, and the threat of inflation and material shortages, we increased substantially our prepayments to secure supply of raw materials in 2013.

	December 31,	December 31,
	2012	2011

Prepayments to suppliers	$9,029,524	$3,633,674

Other current assets as of December 31, 2012 and 2011 consisted of the following:

	December 31,	December 31,
	2012	2011

Offering costs, net	$115,688	$914,594
Deferred expenses and Other	17,058	-
	$132,746	$914,594

In connection with the private placement, the Company incurred $1,624,002 of offering costs. These costs have been reflected as other current assets and are being amortized using the interest method over the expected life of the related convertible notes payable. Amortization of these costs is recorded as interest expense. As of December 31, 2012 and 2011, the remaining book value of these offering costs amounted to $115,688 and $914,594, respectively.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of December 31, 2012 and 2011 consisted of the following.

	December 31,	December 31,
	2012	2011

Buildings	$4,596,527	$4,518,397
Plant and equipment	1,365,043	1,024,245
Motor vehicles	168,984	166,884
Office equipment	340,870	164,907
Total property, plant and equipment	6,471,423	5,874,433

Less: accumulated depreciation	(1,658,192)	(1,103,134)
Property, plant and equipment, net	$4,813,232	$4,771,299

Construction in progress	$295,248	$35,878

The Company has buildings on the site it occupies, including factory buildings. Due to the lack of a Land Use Right Certificate, the Company is unable to apply for the Property Ownership Certificate for the buildings. However, as the buildings are in use, the Company depreciates them over their expected useful lives.

	Years Ended December 31,
	2012	2011
Depreciation expense charged to:
Cost of Goods Sold	$473,584	$350,927
Selling, general and administrative expense	81,474	49,086
Total Depreciation Expense	$555,058	$400,013

8. INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2012 and 2011 consisted of the following.

	December 31,	December 31,
	2012	2011

Deposits for land use right	$840,514	$835,985
New production technology, net	396,315	-
Other	1,196	2,104
	$1,238,025	$838,089

On November 21, 2003, the Company applied to the Government of Huaqiao Town, Huadu District, Guangzhou, for the land use right of No. 2 Industry Area of Huaqiao Town (i.e., Laohutou Lot, Wangongtang) covering an area of around 430,000 square feet.  The Company has paid a total of 3.2 million RMB for the land use right deposit.  The Company is working closely with the city government and expects the Land Use Right Certificate to be issued within a year.

On October 22, 2010, the Company applied to the Administration Committee of Qingyuan Huaqiao Industrial District for the land use right covering an area of around 60 mu.  The Company has paid 3,668,000 RMB for the land use right deposit.  The Land Use Right Certificate should be issued before the new manufacturing facility becomes operational, which is projected to be in the first half of 2014.

The Company has been amortizing the land use right on Huadu facility. The amortization of the land use right for the Qingyuan facility is expected to begin in 2013 when construction of the new manufacturing facility commences.

The amount included in new production technology represents the right to commercialize and apply for two patents a new antioxidant production process developed by an agriculture research institute, that was sold to the Company during the quarter ended June 30, 2012. During the quarter ended September 30, 2012, we began production of our antioxidant products utilizing this new technology.  As a result, in the second half of 2012, sales of antioxidant products reversed a downward trend and increased substantially over the same period in 2011.  Amortization of this intangible asset has begun in the quarter ended September 30, 2012 over a useful life of three years.

	Balance at				Foreign	Balance at
	January 1,		Amortization	Impairment	Currency	December 31,
	2012	Additions	Expense	Charge	Translation	2012
Amortized intangible assets:

Deposits for land use right	$835,985	$	$(1,082)	$-	$5,611	$840,514
New production technology, net		475,540	(80,146)		921	396,315
Other	2,104	5,625		(6,321)	(212)	1,196
Total amortized intangible assets	$838,089	$481,165	$(81,228)	$(6,321)	$6,320	$1,238,025

	Balance at				Foreign	Balance at
	January 1,		Amortization	Impairment	Currency	December 31,
	2011	Additions	Expense	Charge	Translation	2011
Amortized intangible assets:

Deposits for land use right	$239,610	$580,573	$(1,899)	$-	$17,701	$835,985
New production technology, net					-
Other	2,807	1,178		(885)	(996)	2,104
Total amortized intangible assets	$242,417	581,751	$(1,899)	$(885)	$16,705	$838,089

Estimated amortization expense of intangibles for the years ending December 31, 2013 through 2017 and thereafter is as follows:

Year Ended December 31,	Amounts
2013	$173,200
2014	173,200
2015	93,200
2016	13,200
2017	13,200
Thereafter	772,000
$1,238,000

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of December 31, 2012 and 2011 consisted of the following.

	December 31,	December 31,
	2012	2011

Other payables	$22,930	$67,751
Staff welfare payable	68,578	68,057
Accrued payroll	306,174	46,294
Value added tax payable	62,401	93,140
Registration rights penalties	460,206	460,206
Other tax payable	22,504	23,459
	$942,793	$758,907

Other payables represent loans from third parties, which are interest free, unsecured and repayable on demand. Registration rights penalties are associated with the registration rights agreement (See Note 10).

10. CONVERTIBLE NOTES PAYABLE

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

In connection with the issuance of the Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors which sets forth the rights of the investors to have the shares of common stock underlying the Notes and Warrants registered with the SEC for public resale. Pursuant to the Registration Rights Agreement, we agreed to file, no later than April 11, 2011, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than September 18, 2011. If the registration statement was not filed by April 11, 2011 (the “Filing Failure”), was not effective by September 18, 2011 (the “Effectiveness Failure”) or if, after the effective date, sales of securities included in the registration statement cannot be made (including, without limitation, because of a failure to keep the registration statement effective, to disclose such information as is necessary for sales to be made pursuant to the registration statement, to register a sufficient number of shares of Common Stock or to maintain the listing of the Common Stock) (a “Maintenance Failure”) then, as liquidated damages (and in complete satisfaction and to the exclusion of any claims or remedies inuring to any holder of the securities) the Company is required to pay an amount in cash equal to 1% of the aggregate purchase price paid by the Investors on each of the following dates: (i) 20 days following the date of a Filing Failure; (ii) 30 days following the initial day of a Maintenance Failure; (iii) on every thirtieth day thereafter (pro-rated for periods totaling less than thirty days) until such failure is cured; (iv) on every thirtieth day after the day of an Effectiveness Failure and thereafter (prorated for periods totaling less than thirty days) until such Effectiveness Failure is cured; (v) on every thirtieth day after the initial day of a Maintenance Failure and thereafter (prorated for periods totaling less than thirty days) until such Maintenance Failure is cured. The payments to be made by the Company are limited to a maximum of 6% of the aggregate amount paid by the Investors ($460,206). The registration statement was not declared effective by December 31, 2011, as such an Effectiveness Failure occurred and the Company accrued the full $460,206. The Company will continue to assess the likelihood of payments under this arrangement.

The warrants issued as a component of the units were valued using the Black-Scholes method using the following assumptions: (1) life of warrants of 3 years, (2) annualized volatility of 100%, (3) fair value of stock as of grant date of $1.15, (4) exercise price of $1.40, (5) annual dividend rate of 0%, and (6) discount rate of 1.34%. Such calculation resulted in a warrant value of $4,470,536.  In accordance with GAAP, the Company accounts for the warrants as equity instrument.  As of December 31, 2012 and 2011, there were 7,366,590 warrants outstanding, including the warrants issued to placement agent, exercisable into shares of common stock.

The following table outlines the warrants outstanding as of December 31, 2012 and December 31, 2011:

	2012	2011
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warrants Outstanding	Outstanding	Outstanding	Price	Date
2011 Private Placement Investor Warrants	6,669,627	6,669,627	$1.40	2/19/2014
2011 Private Placement Agent Warrants	666,963	666,963	$1.15	2/20/2014
	7,336,590	7,336,590

As of December 31, 2012, the weighted average exercise price was $1.38 and the weighted average remaining life was 1.13 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2012 and the exercise price, multiplied by the number of the in-the-money warrants) that would have been received by the warrant holders had all holders exercised their warrants on December 31, 2012.  The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.  There is no intrinsic value for the outstanding warrants as of December 31, 2012 because all the warrants are out-of-money.

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

As of December 31, 2012, the book value of the Notes amounted to $7,267,677, which consisted of the aggregate face value of $7,670,071, less the remaining discount of $402,394.

As of February 10, 2013, the Company is in default of the Convertible Notes Payable due to failure to pay the investors in full the $7,670,071 in principal and the accrued interest on February 9, 2013.  Subsequently, the Company has released $229,018 from investor relations escrow to pay the accrued interest of $68,178 and principal of $160,840 to investors.  The Company and the investor representative are in ongoing discussions to develop a repayment plan for the remaining principal.

11. CORPORATE INCOME TAX (“CIT”)

The Company was incorporated in Nevada and is subject to U.S. federal and state income tax.

China Flying was incorporated in HK as a holding company.  The statutory income tax rate in HK is 16.5%.

Almost all of the Company’s income is generated in the PRC.  WFOE, Guangzhou Tanke, Tanke Bio-Tech, Jenyi Bio-Tech and Tanke Animal Health are PRC entities.  The income tax provision of these entities is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in the PRC.

Tanke Bio-Tech is a joint venture with a foreign entity that received a full exemption from income taxes in 2007 and 2008 and half rate reduction (12.5%) for years 2009, 2010 and 2011 in accordance with the CIT Law of PRC.  Beginning in 2012, Tanke Bio-Tech starts benefiting from a different reduced tax rate of 15% due to its status of an official new, high-tech company.

In accordance with the CIT Law of the PRC, effective beginning on January 1, 2008, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, and among other items, overall management and control over the production and business, personnel, accounting, and properties of an enterprise.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the CIT Law.  Since our non-PRC entities have accumulated loss, the application of this tax rule will not result in any PRC tax liability.

The CIT Law imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Under the PRC-HK tax treaty, the withholding tax on dividends is 5% provided that a HK holding company qualifies as a HK tax resident as defined in the tax treaty.  No provision has been made for U.S income taxes on the earnings generated by the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings in the PRC.

The provision for income tax expense consists of the following components:

	Year Ended
	December 31,
	2012	2011
Current provision
PRC	$812,597	$709,476
Deferred provision
PRC	19,000	(28,155)
Total Income tax provision	$831,597	$681,321

The $831,597 income tax expense for the year ended December 31, 2012 represents a 138% effective rate of the $602,591 income before tax. However, included in the before tax income were amortization of discount on notes of $2,778,796, and interest expense of $1,445,787, both were incurred in the U.S. Therefore, the effective tax rate for year 2012 based on PRC pretax income of $5,601,131 was 14.8%.

A reconciliation of the provision for income taxes with the expected income tax computed by applying the US Federal statutory income tax rate to the income before the provision for income taxes is as follows:

	Year Ended
	December 31,
	2012	2011

Income tax at US Federal statutory rate	$204,881	$(834,624)
Difference in Chinese rate versus US rate	(504,102)	(441,937)
Tax holiday for Chinese subsidiary	(601,261)	(617,714)
Difference in Hong Kong tax rate	102,666	204,827
Other	(80,489)	4,008
Change in valuation allowance	1,709,901	2,366,760
Total	$831,597	$681,321

Deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Allowance for doubtful accounts in China	$61,373	$46,042
Net operating loss carryforward	2,995,201	1,873,030
Share based payment	1,047,130	493,730
Valuation allowance	(4,076,661)	(2,366,760)
Net deferred tax asset	$27,042	$46,042

As of December 31, 2012, the Company had approximately $3 million of the U.S domestic and foreign cumulative tax loss carryforwards which may be available to reduce future income tax liabilities in certain jurisdictions.  These U.S. and foreign tax loss carryforwards will expire beginning year 2031 through 2032 and year 2013 to year 2017, respectively.  Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions.  This annual limitation may result in the expiration of net operating losses before utilization.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards.

As of December 31, 2012 and 2011, the income tax payable for the Company amounted to $1,842,139 and $1,216,841, respectively.  Based on the ongoing dialogue with the local government officials and the tax authority, the city government officials of Huadu, the Company believes that the accruals represent adequately unpaid income taxes and any potential interest and penalty.  The city government and tax authority are working with the Company to develop a plan to rectify tax filings of prior years and pay the accrued taxes.  All of the Company’s U.S. net operating loss carry forward was fully reserved.

Uncertain Tax Positions

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a threshold condition that a tax position must meet for any of the benefit of uncertain tax position to be recognized in the financial statements.

The Company's United States income tax returns are subject to examination by the Internal Revenue Service for at least 2009 and later years. All of the Chinese tax returns for the Chinese operating companies are subject to examination by the Chinese tax authorities for all periods from 2007 through 2012 as applicable. As of December 31, 2012 and 2011, the Company does not have any uncertain tax positions requiring additional accrual or disclosure in accordance with ASC 740-10, Income Taxes.

12. LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the years.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The effect of 7,336,590 warrants and convertible note (convertible into 6,669,627 shares) for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive.

	For The Years Ended Dec. 31,
	2012	2011
Numerator for basic/diluted loss per share attributable to the
Company's common stockholders
Net loss used in computing basic/diluted loss per share	$(229,006)	$(3,136,094)
Basic/diluted weighted average shares outstanding	13,324,083	13,083,333
Basic/diluted loss per share	$(0.02)	$(0.24)

13. COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with the FASB issued authoritative guidance which establishes standards for reporting comprehensive income (loss) and its component in financial statements.  Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.

14. LONG-TERM BORROWING

The details of the Company’s long-term borrowing are as follows:

	December 31,	December 31,
	2012	2011

Bank loans bearing interest at 5.85% and 7.36% per
annum, maturing on January 30, 2013 and June 20, 2014.	$2,060,673	$1,413,821

Less: Current portion	(1,268,106)	(785,456)
Long-term borrowing	$792,567	$628,365

The loans are uncollateralized other than restricted cash deposited at the bank.  The bank loans consist of $634,053 (RMB 4,000,000) and $1,426,620 (RMB 9,000,000), bearing interest at 5.85% and 7.36% per annum, maturing on January 30, 2013 and June 20, 2014, respectively. Interest is calculated and paid on the 20th of each month. Principle payments are made on a quarterly basis.  The RMB 4,000,000 loan matured on January 30, 2013 was fully paid.

Future schedules maturities of these note payable are as follows.

Year Ended
December 31,
2013	$1,268,106
2014	792,567
$2,060,673

15. GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and ratably recognizes the amount as a reduction of research and development expense when the related research and development activities are performed. As of December 31, 2012 and 2011, government grant balances are $37,948 and $355,754, respectively.

16. SEGMENT INFORMATION

The Company operates in four segments: organic trace mineral additives, functional regulation additives, herbal medicinal additives and other revenues. Management oversees each of these operations separately.  Property, equipment and other assets are shared and not tracked separately by segment. Administrative expenses are also not tracked by segment.

The following is a breakdown of revenue, costs of sales and gross profit by segment.

	Year Ended
	December 31,
	2012	2011

Segment revenues
Organic Trace Mineral Additives	$24,588,201	$18,855,958
Functional Regulation Additives	3,056,847	4,163,823
Herbal Medicinal Additives	293,454	281,036
Other	623,327	531,910
	$28,561,829	$23,832,727

Segment costs of sales
Organic Trace Mineral Additives	$15,719,425	$11,907,294
Functional Regulation Additives	2,046,917	2,571,920
Herbal Medicinal Additives	269,844	219,856
Other	581,178	363,449
	$18,617,364	$15,062,519

Segment gross profit
Organic Trace Mineral Additives	$8,868,775	$6,948,664
Functional Regulation Additives	1,009,931	1,591,903
Herbal Medicinal Additives	23,610	61,180
Other	42,149	168,461
	$9,944,465	$8,770,208

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Dismissal of Previous Independent Registered Public Accounting Firm

On December 20, 2012, our Board of Directors approved the dismissal of EFP Rotenberg LLP (“EFP”) as our independent auditor, effective immediately.

EFP’s report on our financial statements as of and for the fiscal year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2011 and through EFP’s dismissal on December 20, 2012, there were (1) no disagreements with EFP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of EFP, would have caused EFP to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K, except that in 2012 our Board of Directors discussed with EFP the existence of a material weakness in Company’s internal control over financial reporting, as more fully described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Quarterly Report on Form 10-Q for the three months ended March 31, 2012, Quarterly Report on Form 10-Q for the three months ended June 30, 2012 and Quarterly Report on Form 10-Q for the three months ended September 30, 2012, each filed on November 15, 2012, May 17, 2012, August 14, 2012 and November 14, 2012 with the Securities and Exchange Commission.

We furnished EFP with a copy of this disclosure on December 20, 2012, providing EFP with the opportunity to furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree.  We have received the requested letter from EFP, and a copy of such letter is filed as Exhibit 16.1 to the current report on Form 8-K filed on December 26, 2012.

Engagement of New Independent Registered Public Accounting Firm

Concurrent with the decision to dismiss EFP as our independent auditor, the Board of Directors appointed UHY LLP (“UHY”) as our independent auditor.

During the years ended December 31, 2011 and 2010 and through the date hereof, neither the Company nor anyone acting on its behalf consulted UHY with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that UHY concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Based on that assessment, and material weaknesses identified by management and described below, management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012. Our management has discussed the material weaknesses described above with our board of directors.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that are in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of such evaluation and consideration of material weaknesses identified below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012.

1) There are no documented policies and procedures on the monitoring of cash transactions (including cash received from customers and cash payments to vendors and suppliers) to ensure that they are accurately recorded, timely analyzed and reconciled to supporting documentation.

2) There are no documented policies and procedures on the monitoring of transactions that are processed via personal bank accounts (including cash received from customers and cash payments to vendors and suppliers) to ensure that they are properly reviewed and authorized, accurately recorded and reconciled to supporting contracts or agreements.

We have made progress in remediating previously identified material weaknesses.  With the help of our Chief Financial Officer, the conversion of books and records maintained in accordance with PRC GAAP to US GAAP and the analysis of unusual or complex accounting transactions have been handled effectively.  Quarterly financial closing cycles have been shortened along with thorough and timely review to enable on time filing of public financial reporting with proper disclosure control. In addition, we have reduced the number of personal bank accounts used for the Company’s business.  However, due to lack of a formal policy on periodic monitoring and reconciliation of cash accounts and personal bank accounts, the internal control over cash transaction was not fully effective as of December 31, 2012.  Subsequent to the 2012 year end, we have further reduced the number of personal bank accounts to handle cash transactions and are in the process of developing formal policies and procedures to monitor and reconcile all cash transactions on a monthly basis.  We plan to further strengthen our financial reporting and review procedures by working more efficiently with our auditor UHY, our U.S. accounting consultant, and internal financial staff. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has discussed the material weakness described above with our board of directors.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and officers as of March 30, 2013.  Executive officers are elected annually by our board of directors.  Each executive officer holds his office until he resigns, is removed by the board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position	Date Appointed

Guixiong Qiu	46	Founder, CEO and Chairman of the Board of Directors	February 2010

Xugang Shu	35	Vice President of Research and Development	February 2010

Bo Jun	33	Marketing Director	February 2010

Gilbert Lee	54	Chief Financial Officer	August 2011

Guixiong Qiu.  Mr. Qiu has more than 14 years’ experience in the feed additives industry. Mr. Qiu earned an associate degree from South China Agricultural University with a major in Animal Inspection in 1987 and completed an Advanced Program in Agriculture Industrial and Business Management from Tsinghua University in 2005. After his graduation from college, Mr. Qiu worked for Zhengda Kangdi, a large feed producer, for three years. In 1991, he formed a logistic company trading animal drugs. From 1993 to 1996, Mr. Qiu assisted an associate in managing a flavor enhancer feed additive company. Mr. Qiu founded Guangzhou Tanke in 1997 and has been its CEO and Chairman of the Board since its inception.

Mr. Qiu served as a Vice President of the China Feed Industry Association and is a trustee of the Guangdong Province & Guangzhou City Feed Industry Association, Vice President of China Animal Health Association and trustee of China Green Industries Union Association. Mr. Qiu is also the President and a Director of Guangzhou Hai Hong Chuang Ltd.

Having worked for over 14 years in the feed additive industry, Mr. Qiu brings specialized knowledge of Guangzhou Tanke’s business to our board of directors.

Xugang Shu.  Dr. Shu joined Guangzhou Tanke in 2002 after receiving his Masters Degree in Chemistry from Guangdong University of Technology. From December 2002 until December 2004, he was in charge of Guangzhou Tanke’s product quality meeting ISO 9001 and 2000 standards and compliance with GMP.  In 2005, Dr. Shu became Guangzhou Tanke’s Vice President for Research & Development and organized the technology research center that has been responsible for 12 patent applications. He has received numerous awards and received a PhD in Chemistry from Guangdong University of Technology.

Bo Jun.  Prior to joining Guangzhou Tanke in 2003, Mr. Jun was a sales manager responsible for the sales of feed products at Hunan Haihong Group. From 2002 to 2003, Mr. Jun was a business development officer of technology for Shunde Zhongtian Feed Industrial Co. He has a BA in veterinary from Chongqing Southwest University.

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

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors.

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company.

To our knowledge, during the fiscal year ended December 31, 2012, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed.

Item 11. Executive Compensation.

Compensation of Executive Officers

The following table sets forth all cash compensation paid by the Company for the fiscal years of 2012 and 2011.  The table below sets forth the positions and compensation for each officer and director of the Company.  All the officers (except Gilbert Lee) were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the 2012 year average conversion rate of RMB 0.1584 to $1.00, as certified for customs purposes by the Federal Reserve Bank of New York.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guixiong Qiu	2012	$47,520.00	$47,520.00						$95,040.00
Founder, CEO and Chairman	2011	$46,350.00	46,350.00	-	-	-	-	-	$92,700.00
Gilbert Lee (1)	2012	137,500.00	-						$137,500.00
Chief Financial Officer	2011	$52,083.30	-	-	-	-	-	-	$52,083.30
Xugang Shu
Vice President of Research	2012	$31,680.00	$39,600.00						$71,280.00
And Development	2011	$23,175.00	23,175.00	-	-	-	-	-	$46,350.00
Bo Jun	2012	$15,840.00	$47,520.00						$63,360.00
Marketing Director	2011	$7,725.00	30,900.00	-	-	-	-	-	$38,625.00

(1) Mr. Lee was appointed as chief financial officer of the Company effective August 1, 2011.

Employment Agreements

Since our inception and prior to the closing of the Share Exchange, we did not pay any salary or consulting fees to our officers.

On July 26, 2011, we have signed a two-year employment agreement with Mr. Gilbert Lee as the Chief Financial Officer of the Company.  Guangzhou Tanke has signed standard employment agreements in compliance with PRC labor laws and regulations with our current directors and senior executives. Each of these employment agreements provides for a five-year term valid until 2015. Under Chinese law, Guangzhou Tanke is obligated to pay an employee compensation equal to one month’s salary for each year Guangzhou Tanke has employed such employee, up to twelve years, upon termination (or upon expiration of any applicable employment agreement), except where (1) the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to Guangzhou Tanke; (2) the employee is then-receiving a pension; (3) the employee dies or is declared missing; and (4) Guangzhou Tanke offers to renew the employment agreement at equal or higher consideration and the employee does not accept it. Except as described above, we currently have no compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

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

Option/SAR Grants in Last Fiscal Year

We did not grant any stock options to our executive officers or directors from inception through December 31, 2012.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2013, by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Title	Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (2)

Directors and Executive Officers
Guixiong Qiu (3) Room 401, No. 5 Building, Chashan Street South China Agricultural University No. 483 Wushan Road, Tianhe District Guangzhou City, Guangdong P.R. China	Chief Executive Officer and Chairman of the Board of Directors	4,055,161	30.43%
Xugang Shu Room 401, No. 5 Building, Chashan Street South China Agricultural University No. 483 Wushan Road, Tianhe District Guangzhou City, Guangdong P.R. China	Vice President of Research and Development	0	0%
Bo Jun Room 401, No. 5 Building, Chashan Street South China Agricultural University No. 483 Wushan Road, Tianhe District Guangzhou City, Guangdong P.R. China	Director of Marketing	0	0%
Gilbert Lee 23 Langdale Road Wayne, New Jersey 07470	Chief Financial Officer	0	0%
Officers and Directors as a Group (a total of four persons beneficially owning stock)		4,055,161	30.43%

5% Owners
Bi Gao (4) Room 704, No. 10 Tianhe Guanghe Road Guangzhou City, Guangdong P.R. China		2,883,670	21.64%
Xiuzhen Liang (5) Room 404, No. 10 Quan Fu Li Fangcun District Guangzhou City, Guangdong P.R. China		1,802,294	13.53%
Golden Genesis Limited (6)(7) Suite 2108, Nan Fung Tower 173 Des Voex Road Hong Kong		9,011,469	67.63%

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

(2)	Based on 13,324,083 shares of common stock issued and outstanding as of March 30, 2013.

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

(7)
Includes an aggregate of 1,000,000 shares of common stock over which the Tanke Shareholders have voting power that are issued in the name of Golden Genesis, but held in escrow, subject to the terms of the Securities Escrow Agreement, which provides that an aggregate of 1,000,000 shares will be disbursed in 2013 to either the Investors, on a pro rata basis, or to Golden Genesis (and, subsequently, to the Tanke Shareholders, on a pro rata basis), based on whether the Company achieves certain financial benchmarks for the fiscal year ending December 31, 2012.

We did not achieve the Adjusted Income of $7,571,111 for the year ended December 31, 2012, therefore 1,000,000 shares of common stock placed in escrow should be distributed to the Investors on a pro rata basis, pursuant to the terms of the Securities Escrow Agreement.  We are in discussion with Euro Pacific and the investors on a possible waiver of the distribution or at a reduced quantity.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Notes Receivables

Notes receivables – related parties consisted of the following:

	December 31,	December 31,
	2012	2011
Notes receivable from directors	$-	$239,149
Others	-	327
	$-	$239,476

Notes receivable from directors represents advance payment made to directors for business development activities and will normally be repaid within one year.

Loans to Affiliates

On December 24, 2010, Mr. Guixiong Qiu, Mr. Bi Gao, and Ms. Xiuzhen Liang, affiliates of the Company and stockholders of Guangzhou Tanke, executed a Promissory Note with Guangzhou Tanke Industry Co., Ltd., under the law of the PRC in amount of $3,443,198.67 for a loan that the Company previously made to them. The loan is unsecured, bears interest at a rate of 4% per annum and will mature on June 30, 2012, at which point the outstanding amount, plus accrued but unpaid interest, is due.  If the principal or interest is not paid timely, or the borrower files for bankruptcy or liquidation, or an order or judgment is entered approving the borrower's bankruptcy, the note is in default and the interest will increase to 5% per annual.  As of June 30, 2012, this loan was fully repaid by the stockholders.

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

We did not achieve the Adjusted Income of $4,652,410 for the year ended December 31, 2011, therefore 1,000,000 shares of common stock placed in escrow were distributed to the Investors on a pro rata basis, pursuant to the terms of the Securities Escrow Agreement.  We did not achieve the Adjusted Income of $7,571,111 for the year ended December 31, 2012 and we are in discussion with the Investors on a possible waiver for the share distribution or at a reduced quantity.

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

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by UHY and EFP for the year ended December 31, 2012, by EFP and Parker Randall CF (H.K.) CPA Limited for the year ended December 31, 2011 were as follows.

	Fiscal 2012	Fiscal 2011
Audit Fees	$132,000	$189,360
Audit Related Fees	42,606
Tax Fees	8,000
All Other Fees		0
Total	$182,606	$189,360

Audit Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.  It includes the audit fees for the 2011 year-end audit performed by prior auditor EFP which are billed and paid in 2012 and the audit fees for the 2012 year-end audit performed by prior auditor UHY which are billed and paid in 2013.

Audit Related Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for services other than the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-21 of this report.

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

10.2	Registration Rights Agreement, dated February 9, 2011, by and among the Company and the Investors (3)
10.3	Securities Escrow Agreement, dated February 9, 2011, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, Golden Genesis and Escrow, LLC, as escrow agent (3)
10.4	Interest Escrow Agreement, dated February 9, 2011, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, and Escrow, LLC, as escrow agent (3)
10.5	Consulting Services Agreement, dated January 3, 2011, between Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”) and Guangzhou Kanghui Agricultural Technology Co., Ltd. (the “WFOE”) (3)
10.6	Operating Agreement, dated January 3, 2011, by and among Guixiong Qiu, Bi Gao, Xiuzhen Liang and Bing Teng (the “Tanke Shareholders”), Guangzhou Tanke and the WFOE (3)
10.7	Voting Rights Proxy Agreement, dated January 3, 2011, by and among Guangzhou Tanke, the Tanke Shareholders and the WFOE (3)
10.8	Equity Pledge Agreement, dated January 3, 2011, by and among Guangzhou Tanke, the Tanke Shareholders and the WFOE (3)
10.9	Option Agreement, dated January 3, 2011, by and among Guangzhou Tanke, the Tanke Shareholders and the WFOE (3)
10.10	Call Option Agreement, dated January 3, 2011, between Golden Genesis, Wong Kwai Ho and the Tanke Shareholders (3)
10.11	Employment Agreement, dated July 26, 2011, by and between the Company and Gilbert Lee (4)
99.1	Unofficial English translation of land lease agreement dated April 15, 2006, between Guangzhou Baoyuhua Industry Co., Ltd. and Guangzhou Tanke (7)
99.2	Unofficial English translation of form of employment agreement (8)
99.3	Unofficial English translation of promissory note dated December 24, 2010 signed by Guixiong Qiu, Bi Gao and Xiuzhen Liang (6)
99.4	Unofficial English translation of Loan Agreement dated May 2009 (8)
21.1	List of the Company’s Subsidiaries (5)
23.1	Consent of EFP Rotenberg LLP *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011.
(2)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on December 16, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2011.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February14, 2011.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on May 16, 2011.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 24, 2011.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TANKE BIOSCIENCES CORPORATION

Date: April 15, 2013	By:	/s/ Guixiong Qiu
Guixiong Qiu
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 15, 2013	By:	/s/ Gilbert Lee
Gilbert Lee
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Guixiong Qiu
Guixiong Qiu	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 15, 2013

/s/ Gilbert Lee
Gilbert Lee	Chief Financial Officer (Principal Financial Officer)	April 15, 2013