Form 10-Q
period 2013-03-31
Tanke Biosciences Corp
filed 2013-05-20
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 000-53529

TANKE BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-3853855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2801, East Tower of Hui Hao Building, No. 519 Machang Road Pearl River New City Guangzhou, P. R. China	510627
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of May 14, 2012, there were 13,324,083 outstanding shares of common stock of the registrant, par value $.001 per share.

TANKE BIOSCIENCES CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

TANKE BIOSCIENCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$5,585,982	$6,168,754
Restricted cash	-	231,838
Accounts receivable, net	1,845,499	1,986,663
Inventories, net	1,396,876	1,414,600
Loans to customer and supplier	2,900,898	2,892,868
Other receivables	752,715	483,884
Prepayments	9,208,129	9,029,524
Other current assets	18,495	132,746
Deferred tax assets	27,192	27,042
Total current assets	21,735,786	22,367,919

Property, plant and equipment, net	5,157,311	4,813,232
Construction in progress	557,865	295,248
Intangible asset, net	1,204,323	1,238,025
Other non-current assets	-	134,736
Total assets	$28,655,285	$28,849,160

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$659,249	$646,649
Advance from customers	245,825	128,321
Other payables and accrued liabilities	732,814	942,793
Income tax payable	1,849,844	1,842,139
Convertible notes, net	7,509,232	7,267,677
Current portion of long-term borrowings	796,950	1,268,106
Total current liabilities	11,793,914	12,095,685

Advance from government grant	49,825	37,948
Long-term borrowings	1,434,510	792,567
Total liabilities	$13,278,249	$12,926,200

Commitments and contingencies

EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,324,083 issued and outstanding as of March 31, 2013 and December 31, 2012	13,324	13,324
Additional paid-in capital	12,220,181	12,220,181
Retained earnings	1,809,407	2,485,736
Statutory reserve	373,406	373,406
Accumulated other comprehensive income	790,840	658,870
Total Tanke Biosciences Corporation stockholders' equity	15,207,158	15,751,517
Non-controlling interest	169,878	171,443
Total Equity	15,377,036	15,922,960
Total Liabilities and Equity	$28,655,285	$28,849,160

See accompanying notes to the unaudited condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
(UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
	2013	2012

Net sales	$4,659,454	$4,540,442
Costs of sales	(2,993,828)	(2,953,211)
Gross profit	1,665,626	1,587,231
Selling expenses	(659,614)	(546,053)
Administrative expenses	(981,590)	(541,004)
Depreciation and amortization	(64,315)	(11,666)
Income from operations	(39,893)	488,508
Other income/expense	3,268	-
Interest income	7,333	21,201
Interest expense	(215,059)	(373,087)
Amortization of discount on notes	(402,394)	(690,903)
Loss before income taxes	(646,745)	(554,281)
Income tax expense	(32,099)	(116,696)
Net loss	$(678,844)	$(670,977)
Net loss attributable to non-controlling interest	(2,515)	-
Net loss attributable to Tanke Biosciences Corporation	$(676,329)	$(670,977)

Net loss	$(678,844)	$(670,977)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	131,970	112,486
Comprehensive loss	$(546,874)	$(558,491)
Comprehensive loss attributable to non-controlling interest	(1,572)	-
Comprehensive loss attributable to Tanke Biosciences Corporation	$(545,302)	$(558,491)
Loss per common share:
Basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares used in computation
Basic and diluted	13,324,083	13,324,083

See accompanying notes to the unaudited condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012

Operating activities:
Net loss	$(678,844)	$(670,977)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	179,886	123,802
Amortization of discount on convertible notes payable	402,394	690,903
Amortization of capitalized offering costs	115,688	198,635
Provision for bad debt	1,863	-
Inventory provision	232	-
Changes in operating assets and liabilities:
Accounts receivable	139,301	196,693
Inventories	17,492	(172,013)
Note receivables and payables - related parties	-	165,528
Other receivables	(215,280)	(16,744)
Deferred tax asset	(150)	(395)
Prepayments	(178,605)	316,050
Other current assets	(1,437)	(29,549)
Other non-current assets	134,736	(31,264)
Advance from government grant	11,877	(34,871)
Accounts payable	12,600	(270,697)
Other payables and accrued liabilities	(168,152)	85,169
Income tax payable	7,705	(41,595)
Advance from customer	117,504	-
Net cash (used in) provided by operating activities	(101,190)	508,675

Investing activities:
Increase in loans to customer and supplier	-	(180,028)
Purchase of property and equipment	(746,033)	(193,633)
Purchase of intangible assets	-	(6,484)
Net cash used in investing activities	(746,033)	(380,145)

Financing activities:
Change in restricted cash	231,838	-
Payment on convertible notes	(160,839)	-
Proceeds from long-term borrowings	955,200	-
Principal payments for long-term borrowings	(796,000)	(304,738)
Net cash provided by (used in) financing activities	230,199	(304,738)

Effect of exchange rate fluctuations on cash and cash equivalents	34,252	112,486

Net decrease in cash	(582,772)	(63,722)
Cash and cash equivalents, beginning of period	6,168,754	7,700,156
Cash and cash equivalents, end of period	$5,585,982	$7,636,434

Supplemental disclosures of cash flow information:
Cash paid for interest	$99,371	$21,051
Cash paid for income taxes	$34,579	$168,472

See accompanying notes to the unaudited condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

In these unaudited condensed consolidated financial statements, unless the context requires otherwise, the terms “we”, “our”, “us” and the “Company” refer to Tanke Biosciences Corporation, a Nevada corporation formerly known as Greyhound Commissary, Inc. (“Greyhound”), as well as our direct and indirect subsidiaries, and our principal operating business, Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”), which we control via a series of variable interest entity contractual agreements (the “VIE Agreements”) more fully described below.

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

Guangzhou Tanke has historically self financed, and has been a profitable enterprise. However, on February 9, 2011, Tanke Biosciences sold convertible notes payable (see Note 11 below) with net proceeds of $6,522,563. Such proceeds will be used to finance the operations and growth of Guangzhou Tanke.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The Company’s unaudited condensed consolidated financial statements have been stated in US dollars and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading.  Operating results for the three months ended March 31, 2013 are not indicative of the results that may be expected for the fiscal year ending December 31, 2013. The condensed consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Form 10-K. These unaudited condensed financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2012 included in our Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

Basis of consolidation

These unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries (the “Group''). All inter-company balances and transactions within the Group have been eliminated.

Use of Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of the amount due from related parties, the net realizable value of inventories, the estimation of useful lives of property and equipment and intangible assets, and the value of warrants. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related parties. The Company places its cash with financial institutions with high-credit ratings and quality. The Company maintains bank accounts in the PRC, Hong Kong and the United States. In addition, the Company conducts periodic reviews of the related party financial conditions and payment practices. The Company has not experienced losses related to these concentrations in the past.

Concentrations of Customers and Suppliers

Substantially all of the Company’s revenue is generated from buyers in mainland China.  All the Company’s suppliers are located in mainland China.

For the three months ended March 31, 2013, we had no customer that accounted for more than 10% of our consolidated revenues.  For the three months ended March 31, 2012, the three largest customers accounted for 13%, 12% and 10% of consolidated revenues.

For the three months ended March 31, 2013, we had three suppliers that accounted for 16%, 12%, and 11% of our total raw material purchase.  For the three months ended March 31, 2012, the three largest suppliers accounted for 17%, 14% and 14% of our total raw material purchase.

Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Restricted Cash

Deposits that are restricted in use are classified as restricted cash. As of December 31, 2012, the Company had restricted cash in an escrow account set aside for use on Investor Relations activities (approximately $232,000).  In February 2013, this cash was used to pay for interest and principal of the convertible notes.

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

As of March 31, 2013 and December 31, 2012, the Company’s provision for slow-moving or defective inventories amounted to $42,194 and $41,962, respectively.

Prepayments

Prepayments represent cash paid in advance to suppliers for purchases of raw materials.  During the past two years, as cost of raw materials continued to rise, it has become a common practice in our industry to secure supplies of raw material and to lock in prices by entering into year-long agreements with major suppliers and prepay projected usage.  In anticipation of a new manufacturing facility starting up and launching of a new product category of premix additives in 2013, we have increased our prepayments substantially in the 4th quarter of 2012.   We obtained either formally or informally intelligence of their financial condition and continuously monitor their status.  Based on our experience, we anticipate that the prepayments are fully realizable and any unused amounts are fully collectible.

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

Intangible Asset

The intangible asset primarily represented two land use rights and developed production technology, and they are recorded at cost less accumulated amortization.

According to the laws of China, land in the PRC is owned by the government and cannot be sold to an individual or company. However, the government grants the users a land use right to use the land. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

During the second quarter of 2012, we acquired from an agriculture research institute the exclusive right to commercialize a new production technology and manufacturing process. We began amortization of the intangible asset in the third quarter of 2012 over a useful life of three years.

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

Statutory Reserves

In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company, Guangzhou Tanke is required to allocate 10% of its net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to statutory reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

As of March 31, 2013 and December 31, 2012, the statutory reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and, as a result, the Company did not allocate additional amounts to its statutory reserve.

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

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of March 31, 2013 and December 31, 2012, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

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

As of the end of March 31, 2013, an income tax liability of $1,849,844 was accrued based on an ongoing discussion among the local tax authority, the city government officials of Huadu, and Guangzhou Tanke, concerning income taxes owed during the years from 2009 to 2012.   We have the full support of the local government and tax authority to quickly resolve this issue and the amount accrued should be sufficient to cover all late taxes plus any potential interest and penalty.

The Company is not subject to United States income tax. Furthermore, the Company is audited every year by an agency of the Chinese tax authority. Consequently, there are no uncertain tax positions requiring accrual or disclosure in accordance with ASC 740-10, Income Taxes.

Comprehensive Loss

Comprehensive loss is defined to include all changes in equity except those resulting from net income or loss, investments by owners and distributions to owners. The Company’s only component of other comprehensive loss is the foreign currency translation adjustment.

Earnings per share (EPS)

Earnings per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Warrants and convertible notes were not included in the diluted EPS calculation because the Company had net losses for the three months ended March 31, 2013 and 2012 and the amounts are anti-dilutive.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Foreign Currency Translation

The Company, its subsidiaries and Variable Interest Entity (“VIE”) maintain financial statements in the functional currency of each entity. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods.

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

Exchange rates used (RMB to USD)		2012	2013
Assets and liabilities	Balance sheet date (March 31)	0.1583	0.1594
	Balance sheet date (December 31)	0.1585	N/A
Revenue and expenses	Period average (Three months ended March 31)	0.1585	0.1592

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

Convertible notes are not carried at fair value due to the discounts for warrants and the beneficial conversion feature. As the interest on these notes approximates market interest, the fair value is their face value of $7,509,232.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Recent Accounting Updates

Management does not believe that any recently issued, but not yet effective accounting pronouncements would have a material impact on the accompanying financial statements.

3. INVENTORIES, NET

Inventories as of March 31, 2013 and December 31, 2012 consisted of the following.

	March 31,	December 31,
	2013	2012
	(Unaudited)

Raw materials	$748,778	$636,319
Finished goods	461,934	576,509
Work in pogress	195,163	210,625
Packaging material	33,195	33,109
Less: Inventory allowance	(42,194)	(41,962)
	$1,396,876	$1,414,600

4. ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2013 and December 31, 2012 consisted of the following.

	March 31,	December 31,
	2013	2012
	(Unaudited)

Account receivables	$2,184,069	$2,323,370
Less: Allowance for doubtful accounts	(338,570)	(336,707)
	$1,845,499	$1,986,663

5. OTHER RECEIVABLES AND LOANS TO CUSTOMER AND SUPPLIER

Other receivables consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Deposit and others	$50,836	$30,401
Business advance to staff	256,132	166,451
Business advance to directors	445,747	287,032
	$752,715	$438,884

Advance to staff and directors represented advance payments made to directors for business development activities and to staff for business travel purposes.  These outstanding amounts are expected to be repaid within a year.

	March 31,	December 31,
	2013	2012
	(Unaudited)

Loans to customer and supplier	$2,900,898	$2,892,868
	$2,900,898	$2,892,868

Loans to customer and supplier represent 8% interest bearing notes to one of the Company’s customers and one supplier, both of which were issued in December 2011. Additional amounts were advanced in first quarter of 2012 based on the same terms.  The amounts are expected to be repaid within a year of December 31, 2012.  The customer is a longtime customer of ours in the aquaculture business, and has been our business partner in other projects.  The supplier is in the packaging business and their business is growing rapidly that we have considered acquiring them.  There is no concern of the collectability of the loans based on our assessment of their financial condition, and both companies have been making the required interest payments.

6. PREPAYMENTS AND OTHER CURRENT ASSETS

In order to secure key raw materials and supplies and to lock in rising purchase prices, the Company paid substantial amounts of cash in advance on purchase orders. Before contracts were signed and the following year’s projected purchases were prepaid, we evaluated these suppliers’ financial position and business condition.  We only make prepayment arrangements with companies that are reputable in our industry and have strong financial position.  Due to growth expectation in 2013 and new product launches that require significant amount of  raw materials, and the threat of inflation and material shortages, we increased substantially our prepayments to secure supply of raw materials in 2013.

	March 31,	December 31,
	2013	2012
	(Unaudited)

Prepayments to suppliers	$9,208,129	$9,029,524

Other current assets as of March 31, 2013 and December 31, 2012 consisted of the following.

	March 31,	December 31,
	2013	2012
	(Unaudited)

Deferred expenses	$18,495	$16,221
Other current assets	-	837
Offering costs, net	-	115,688
	$18,495	$132,746

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of March 31, 2013 and December 31, 2012 consisted of the following.

	March 31,	December 31,
	2013	2012
	(Unaudited)

Buildings and leasehold improvements	$5,069,572	$4,596,527
Plant and equipment	1,372,593	1,365,043
Motor vehicles	169,918	168,984
Office equipment	342,756	340,870
Total property, plant and equipment	6,954,839	6,471,423

Less: accumulated depreciation	(1,797,528)	(1,658,192)
Property, plant and equipment, net	$5,157,311	$4,813,232

The Company has buildings on the site it occupies, including factory buildings. Due to the lack of a Land Use Right Certificate, the Company is unable to apply for the Property Ownership Certificate for the buildings. However, as the buildings are in use, the Company depreciates them over their expected useful lives.

We recorded depreciation expenses of $139,336 and $123,802 for the three months ended March 31, 2013 and 2012, respectively.

8. INTANGIBLE ASSET, NET

The intangible asset as of March 31, 2013 and December 31, 2012 consisted of the following.

	March 31,	December 31,
	2013	2012
	(Unaudited)

Deposit for land use right	$1,222,204	$1,215,480
New production technology	478,170	475,540
Other	1,337	1,330
	1,701,710	1,692,350
Less: Accumulated amortization	(497,388)	(454,325)
Intangible assets, net	$1,204,323	$1,238,025

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

The Company has been amortizing the land use right at Huadu facility. The amortization of the land use right for the Qingyuan facility is expected to begin when construction of the new manufacturing facility commences.

We recorded amortization expenses of $43,063 and $270 for the three months ended March 31, 2013 and 2012, respectively.

9. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following.

	March 31,	December 31,
	2013	2012
	(Unaudited)

Staff loan	$-	$134,736
Others	-	-
	$-	$134,736

Staff loans are made to employees under terms that call for repayment of the amounts within two years.

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2013 and December 31, 2012 consisted of the following.

	March 31,	December 31,
	2013	2012
	(Unaudited)

Other payables	$25,169	$22,930
Staff welfare payable	68,957	68,578
Accrued payroll	125,473	306,174
Value added tax payable	38,245	62,401
Registration rights penalties	460,206	460,206
Other tax payable	14,764	22,504
	$732,814	$942,793

Other payables represent loans from third parties, which are interest free, unsecured and repayable on demand. Registration rights penalties are associated with the registration rights agreement. (See Note 11)

11. CONVERTIBLE NOTES PAYABLE

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

As a result of the Private Placement, the Company offered and sold $7,670,071 worth of Notes convertible into 6,669,627 shares of common stock. The Notes are payable 24 months from February 9, 2011 with an interest rate of 8% per annum payable semiannually in arrears. The Company placed in escrow an amount of the proceeds of the Private Placement equal to one semi-annual interest payment on the Notes to secure prompt interest payments. Until such time as 75% of the Notes are converted into shares of Common Stock, if such escrow is depleted in order to make interest payments, the Company will replenish such escrow amount. At the option of the holder, the Notes may be converted into Common Stock at a price of $1.15 per share, which is subject to customary weighted average and stock based anti-dilution protection. The issuance of the Notes was not registered under the Securities Act of 1933 (“Securities Act”) as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D.

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

In connection with the issuance of the Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors which sets forth the rights of the investors to have the shares of common stock underlying the Notes and Warrants registered with the SEC for public resale. Pursuant to the Registration Rights Agreement, we agreed to file, no later than April 11, 2011, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than September 18, 2011. If the registration statement was not filed by April 11, 2011 (the “Filing Failure”), was not effective by September 18, 2011 (the “Effectiveness Failure”) or if, after the effective date, sales of securities included in the registration statement cannot be made (including, without limitation, because of a failure to keep the registration statement effective, to disclose such information as is necessary for sales to be made pursuant to the registration statement, to register a sufficient number of shares of Common Stock or to maintain the listing of the Common Stock) (a “Maintenance Failure”) then, as liquidated damages (and in complete satisfaction and to the exclusion of any claims or remedies inuring to any holder of the securities) the Company is required to pay an amount in cash equal to 1% of the aggregate purchase price paid by the Investors on each of the following dates: (i) 20 days following the date of a Filing Failure; (ii) 30 days following the initial day of a Maintenance Failure; (iii) on every thirtieth day thereafter (pro-rated for periods totaling less than thirty days) until such failure is cured; (iv) on every thirtieth day after the day of an Effectiveness Failure and thereafter (pro rated for periods totaling less than thirty days) until such Effectiveness Failure is cured; (v) on every thirtieth day after the initial day of a Maintenance Failure and thereafter (pro rated for periods totaling less than thirty days) until such Maintenance Failure is cured. The payments to be made by the Company are limited to a maximum of 6% of the aggregate amount paid by the Investors ($460,204). The registration statement was not declared effective by December 31, 2011, as such an Effectiveness Failure occurred and the Company accrued the full $460,204. The Company will continue to assess the likelihood of payments under this arrangement.

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

As of February 10, 2013, the Company is in default on the Notes due to failure to pay the investors in full the $7,670,071 principal and accrued interest on February 9, 2013.  Subsequently, the Company has released $229,018 from investor relations escrow to pay the accrued interest of $68,178 and principal of $160,839 to investors.  The Company and the investor representatives are in ongoing discussions to develop a repayment plan for the remaining principal.

As of March 31, 2013, the book value of the Notes amounted to $7,509,232.  There is no further unamortized discount remaining as of March 31, 2013.

12. INCOME TAX

The Company’s operating subsidiary, Guangzhou Tanke, is a “domestic enterprise” that is registered and operated in Guangzhou, the PRC. Income tax expense for the three months ended March 31, 2013 and 2012 of $32,099 and $116,696 respectively, represents the provision for current income tax expenses in the PRC. The statutory income tax rate in PRC is 25%.

The provision for income tax expense consists of the following components:

	Three Months Ended
	March 31,
	2013	2012
Current provision
PRC	$32,249	$117,091
Deferred provision
PRC	(150)	(395)
	$32,099	$116,696

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

As of March 31, 2013 and December 31, 2012, the income tax payable for the Company amounted to $1,849,844 and $1,842,139, respectively. All of the Company’s U.S. net operating loss carry forward was fully reserved.

Significant components of the Company’s deferred tax asset are as follows:

Significant components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Allowance for doubtful accounts in China	$61,712	$61,373
Net operating loss carryforward	3,172,379	2,995,201
Share based payment	1,127,078	1,047,130
Valuation allowance	(4,333,977)	(4,076,661)
Net deferred tax asset	$27,192	$27,042

13. LONG-TERM BORROWINGS

The details of the Company’s long-term borrowings are as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Bank loans bearing interest at 7.36% and 6.15% per
annum, maturing on June 20, 2014 and March 19, 2015.	$2,231,460	$2,060,673

Less: Current portion	796,950	1,268,106
	$1,434,510	$792,567

The loans are uncollateralized and consist of $1,275,120 (RMB 8,000,000) and $956,340 (RMB 6,000,000), bearing interest at 7.36% and 6.15% per annum, maturing on June 20, 2014 and March 19, 2015, respectively. Interest is calculated and paid on the 20th of each month. Principal payments are made on a quarterly basis on the $1,275,120 loan and on a semi-annual basis on the $956,340 loan.

14. GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and ratably recognizes the amount as a reduction of research and development expense when the related research and development activities are performed. As of March 31, 2013 and December 31, 2012, government grant balances are $49,825 and $37,948, respectively.

15. SEGMENT INFORMATION

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

	Three Months Ended
	March 31,
	2013	2012

Segment revenues
Organic Trace Mineral Additives	$3,882,320	$3,385,908
Functional Regulation Additives	496,485	901,901
Herbal Medicinal Additives	79,498	42,585
Other	201,151	210,048
	$4,659,454	$4,540,442

Segment costs of sales
Organic Trace Mineral Additives	$2,452,808	$2,120,456
Functional Regulation Additives	307,155	582,823
Herbal Medicinal Additives	64,553	51,065
Other	169,312	198,867
	$2,993,828	$2,953,211

Segment gross profit
Organic Trace Mineral Additives	$1,429,512	$1,265,452
Functional Regulation Additives	189,330	319,078
Herbal Medicinal Additives	14,945	(8,480)
Other	31,839	11,181
	$1,665,626	$1,587,231

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

We have more than 130 employees, with 40 engaged in sale or sales-related activities. Our headquarters and manufacturing facilities are in a state-of-the-art 34,000 square-meter facility in the capital city of Guangzhou, in Guangdong province. We currently produce 26 branded feed additives, with each brand available in seven different mixes that correspond to different states of an animal’s life cycle.

Our major products address most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which account for approximately 83% of our revenue, Functional Regulation Additives, which account for approximately 11% of our revenue, and Herbal Medicinal Additives, which account for approximately 2% of our revenue. Our extensive distribution network reaches China’s top 10 feed producers and the 500 largest animal farming operations. We currently market 26 different brands of feed additives at various price points to meet the demands of existing and prospective customers. Within each brand there are seven different mixes that correspond to the different growth stages of an animal’s life cycle. While the majority of our sales are domestic, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 3.8% of our total sales.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Basis of Preparation

The Company’s unaudited condensed consolidated financial statements have been stated in US dollars and prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and have been consistently applied.

Basis of consolidation

These unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE-Guangzhou Tanke (the “Group''). All significant inter-company balances and transactions within the Group have been eliminated.

Use of Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of the amount due from related parties, the net realizable value of inventories, the estimation of useful lives of property and equipment and intangible assets, and the value of warrants. Actual results could differ from those estimates.

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

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of March 31, 2013, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

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

The financial statements of each entity are prepared using the functional currency, and have been translated into United States dollars (“US$” or “$”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for the period. Equity is translated at historical exchange rates. Any translation adjustments are included as a foreign exchange adjustment in other accumulated comprehensive income, a component of  equity.

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

The following is a comparison of our net sales, costs of sales and gross profit by segment for the three months ended March 31, 2013 and 2012.

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

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$3,882,320	$3,385,908	$496,412	14.7%
Functional Regulation Additives	496,485	901,901	(405,416)	(45.0%)
Herbal Medicinal Additives	79,498	42,585	36,913	86.7%
Other	201,151	210,048	(8,897)	(4.2%)
	$4,659,454	$4,540,442	$119,012	2.6%

Segment costs of sales
Organic Trace Mineral Additives	$2,452,808	$2,120,456	$332,352	15.7%
Functional Regulation Additives	307,155	582,823	(275,668)	(47.3%)
Herbal Medicinal Additives	64,553	51,065	13,488	26.4%
Other	169,312	198,867	(29,555)	(14.9%)
	$2,993,828	$2,953,211	$40,617	1.4%

Segment gross profit
Organic Trace Mineral Additives	$1,429,512	$1,265,452	$164,060	13.0%
Functional Regulation Additives	189,330	319,078	(129,748)	(40.7%)
Herbal Medicinal Additives	14,945	(8,480)	23,425	(276.2%)
Other	31,839	11,181	20,658	184.8%
	$1,665,626	$1,587,231	$78,395	4.9%

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

Revenue from organic trace mineral additives in the first quarter of 2013 increased by $496,412, or 14.7%, as compared to 2012 due to increased demand.  In 2013, organic trace mineral revenue accounted for approximately 83% of our revenues for the three months ended March 31, 2013 as compared to 75% for the three months ended March 31, 2012. Our gross profit percentage for the organic trace mineral additive sales amounted to 36.8% and 37.4% for the quarters ended March 31, 2013 and 2012, respectively.  The slight decline in gross profit percentage is due to higher material cost over the past year.

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

Revenue from functional regulation additives for the quarter ended March 31, 2013 decreased by $405,416, or 45.0%, as compared to the first quarter of 2012.  The decrease in sales is primarily due to the segment being less emphasized during the last twelve months, as more attention was placed pushing the growth of the organic trace mineral additive market.  New product introduction in this segment in year 2013 will likely reverse this trend.  Gross profit improved from 35.4% in the first quarter of 2012 to 38.1% in the same quarter of 2013 as pricing stabilized despite a decline in sales.

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

Revenue from herbal medicinal additives for the quarter ended March 31, 2013 increased by $36,913, or 86.7%, as compared to the quarter ended March 31, 2012.  The revenue from herbal medicinal additives amounted to only 2% of our total revenue for the three months ended March 31, 2013 and 1% for the same period in 2012.

Other

Other revenue mainly consists of buying and then reselling raw materials. Revenue from raw material sales accounted for 4% of our revenue for the three months ended March 31, 2013 and was primarily due to a demand from a major customer for a specific material.  The margin of this type of sales is low and demand may not be consistent.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,		$	%
	2013	2012	Change	Change

Gross profit	$1,665,626	$1,587,231	$78,395	4.9%
Selling expenses	(659,614)	(546,053)	113,561	20.8%
Administrative expenses	(981,590)	(541,004)	440,586	81.4%
Depreciation and amortization	(64,315)	(11,666)	52,649	451.3%
Income from operations	(39,893)	488,508	(528,401)	108.2%
Other income/expense	3,268	-
Interest income	7,333	21,201	(13,868)	(65.4%)
Interest expense	(215,059)	(373,087)	(158,028)	(42.4%)
Amortization of discount on notes	(402,394)	(690,903)	(288,509)	(41.8%)
Loss before income taxes	(646,745)	(554,281)	(92,464)	(16.7%)
Income tax expense	(32,099)	(116,696)	(84,597)	(72.5%)
Net loss	$(678,844)	$(670,977)	$(7,867)	(1.2%)

 Selling, General and Administrative Expenses

Selling expenses for the three months ended March 31, 2013 increased by $113,561, or 20.8%, as compared to 2012.  The increase can be attributed to  a higher level of selling activities right before Chinese New Year in February 2012 compared with an early Chinese New Year (in mid-January) in 2012 where most selling activities were finished before January, along with increased shipping cost.

General and administrative expenses for the three months ended March 31, 2013 increased by $440,586, or 81.4%, as compared to 2012 due to significantly higher research and development cost.

Other Income/Expenses

Interest income for the three months ended March 31, 2013 decreased by $13,868 as compared to the three months ended March 31, 2012. Our interest income decreased as our interest bearing cash accounts and notes receivables are lower as of March 31, 2013 as compared to the same period of 2012.

Interest expense for the three months ended March 31, 2013 decreased by $158,028 as compared to the same period of 2012. The primary reason for this decrease was due to lower amortization of capitalized offering costs recorded in 2013.  These offering costs were fully amortized as of February 9, 2013, and there only reflected approximately one month of amortization in the first quarter of 2013.  During the first quarter of 2012, we had a full quarter of amortization in these offering costs.

The expense associated with the amortization of discounts on our convertible notes payable for the three months ended March 31, 2013 amounted to $402,394 as compared to $690,903 in 2012. As discussed above with the amortization of the capitalized offering costs, the discounts were amortized through February 9, 2013.  As a result, the first quarter of 2013 only reflected approximately one month of amortization as compared to a full quarter during the same period in 2012.

Income Tax Expense

Our income tax expense decreased by $84,597 for the three months ended March 31, 2013 as compared to 2012. The decrease was attributable to a decrease in taxable income during the quarter.

Pursuant to Section 26 of the Inland Revenue Ordinance (“IRO”), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Liquidity and Capital Resources

As of March 31, 2013 and 2012 we had cash balances of $5,585,982 and $7,636,434, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Three Months Ended
	March 31,		$	%
	2013	2012	Change	Change

Net cash (used in) provided by operating activities	$(101,190)	$508,675	$(609,865)	(119.9%)
Net cash used in investing activities	(746,033)	(380,145)	(365,888)	96.2%
Net cash provided by (used in) financing activities	230,199	(304,738)	534,937	(175.5%)
Effect of foreign currency conversion on cash	34,252	112,486	(78,234)	(69.5%)
Net decrease in cash	$(582,772)	$(63,722)	$(519,050)	814.6%

Operating Activities

Net cash used in operating activities was $101,190 for the three months ended March 31, 2013 compared to cash provided of $508,675 for the three months ended March 31, 2012. We had net losses of $678,844 during the three months ended March 31, 2013, and a significant amount of our expenses were non-cash related such as $179,886 for depreciation and amortization of fixed and intangible assets, $402,394 for the amortization of the discounts recorded on our convertible notes payable, as well as $115,688 of offering cost amortization. As a result, cash used in operations was only 101,190 for the quarter.

During the same period in 2012, our net loss of $670,977 included non-cash expenses of $123,802 for depreciation and amortization, $690,903 for the amortization of the discounts on the convertible notes payable, as well as $198,635 in capitalized offering cost amortization. As a result of these non-cash expenses, we generated positive cash flows from operations of $508,675 during the three months ended March 31, 2012.

Investing Activities

Net cash used in investing activities was $746,033 for the three months ended March 31, 2013, which represented spending related to the purchase of property and equipment.  Net cash used in investing activities during the three months ended March 31, 2012 was $380,145, which was the result of an increase in loans to customers and suppliers of $180,028, spending for the purchase of property and equipment of $193,633 and the purchase of intangible assets of $6,484.

Financing Activities

Net cash provided by financing activities was $230,199 for the three months ended March 31, 2013 due primarily to an additional loan of approximately $955,200 received in the first quarter of 2013, along with $231,838 in restricted cash becoming unrestricted, offset by payments of interest on convertible notes of $160,839 from this restricted cash, as well as the payment of long-term bank borrowings of $796,000.  During the three months ended March 31, 2012, we had net cash used in financing activities of $304,738, resulting primarily from the payments of bank borrowings outstanding.

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

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations. However, sales around Chinese New Year are typically comparatively lower than other months and sales in summer months are comparatively higher. This pattern may change as a result of new market opportunities or new product introduction.

Recent Accounting Pronouncements

See Note 2 of the accompanying unaudited condensed consolidated financial statements for a description of recent accounting pronouncements. We do not anticipate that the adoption of these recent accounting pronouncements will have a material impact on our financial statements.

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

Based on that assessment and material weaknesses identified by management and described in the Company’s 2012 annual report (see below), management concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

There has been no material change to our risk factors from those presented in our Form 10-K for the fiscal year ended December 31, 2012.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) *
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
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

TANKE BIOSCIENCES CORPORATION

Date: May 20, 2013	By:	/s/ Guixiong Qiu
Guixiong Qiu
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 20, 2013	By:	/s/ Gilbert Lee
Gilbert Lee
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)