Form 10-Q
period 2013-06-30
Tanke Biosciences Corp
filed 2013-08-15
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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
Yes ☐ No ☒

As of August 13, 2013, there were 13,324,083 outstanding shares of common stock of the registrant, par value $.001 per share.

TANKE BIOSCIENCES CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,724,584	$6,168,754
Restricted cash	-	231,838
Accounts receivable, net	2,384,001	1,986,663
Inventories, net	2,082,340	1,414,600
Loans to customer and supplier	2,952,293	2,892,868
Other receivables	901,482	483,884
Prepayments	8,838,964	9,029,524
Other current assets	8,174	132,746
Deferred tax assets	27,598	27,042
Total current assets	21,919,436	22,367,919

Property, plant and equipment, net	5,263,250	4,813,232
Construction in progress	1,095,988	295,248
Intangible asset, net	1,187,429	1,238,025
Other non-current assets	-	134,736
Total assets	$29,466,103	$28,849,160

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$843,161	$646,649
Advance from customers	292,729	128,321
Other payables and accrued liabilities	844,365	942,793
Income tax payable	1,915,712	1,842,139
Convertible notes, net	7,509,232	7,267,677
Current portion of long-term borrowings	1,294,156	1,268,106
Total current liabilities	12,699,355	12,095,685

Advance from government grant	82,086	37,948
Long-term borrowings	808,848	792,567
Total liabilities	$13,590,289	$12,926,200

Commitments and contingencies

Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,324,083 issued and outstanding as of June 30, 2013 and December 31, 2012	13,324	13,324
Additional paid-in capital	12,220,181	12,220,181
Retained earnings	1,927,571	2,485,736
Statutory reserve	373,406	373,406
Accumulated other comprehensive income	1,171,409	658,870
Total Tanke Biosciences Corporation stockholders' equity	15,705,891	15,751,517
Non-controlling interest	169,923	171,443
Total Equity	15,875,814	15,922,960
Total Liabilities and Equity	$29,466,103	$28,849,160

See accompanying notes to the unaudited condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$5,576,403	$7,431,486	$10,235,857	$11,971,928
Costs of sales	(3,754,150)	(4,690,963)	(6,747,978)	(7,644,174)
Gross profit	1,822,253	2,740,523	3,487,879	4,327,754
Selling expenses	(622,855)	(548,179)	(1,282,469)	(1,094,232)
Administrative expenses	(997,469)	(680,232)	(1,979,059)	(1,221,236)
Depreciation and amortization	(52,239)	(14,763)	(116,554)	(26,429)
Income from operations	149,690	1,497,349	109,797	1,985,857
Other income	40,067	-	43,335	-
Interest income	18,813	148,252	26,146	169,453
Interest expense	(39,376)	(368,782)	(254,435)	(741,869)
Amortization of discount on notes	-	(690,903)	(402,394)	(1,381,806)
Income (loss) before income taxes	169,194	585,916	(477,551)	31,635
Income tax expense	(53,512)	(313,502)	(85,611)	(430,198)
Net income (loss)	115,682	272,414	(563,162)	(398,563)
Net loss attributable to non-controlling interest	(2,482)	-	(4,997)	-
Net income (loss) attributable to Tanke Biosciences Corporation	$118,164	$272,414	$(558,165)	$(398,563)

Net income (loss)	$115,682	$272,414	$(563,162)	$(398,563)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	380,569	98,471	512,539	210,957
Comprehensive income (loss)	496,251	370,885	(50,623)	(187,606)
Comprehensive income (loss) attributable to non-controlling interest	15	-	(1,520)	-
Comprehensive income (loss) attributable to Tanke Biosciences Corporation	$496,236	$370,885	$(49,103)	$(187,606)
Income (loss) per common share:
Basic and diluted	$0.01	$0.02	$(0.04)	$(0.03)
Weighted average number of common shares used in computation
Basic and diluted	13,324,083	13,324,083	13,324,083	13,324,083

See accompanying notes to the unaudited condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012

Operating activities:
Net loss	$(563,162)	$(398,563)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	386,369	244,564
Amortization of discount on convertible notes payable	402,394	1,381,805
Amortization of capitalized offering costs	115,688	397,271
Changes in operating assets and liabilities:
Accounts receivable	(353,480)	102,214
Inventories	(584,624)	(69,136)
Note receivables and payables - related parties	-	239,476
Other receivables	(365,147)	(103,680)
Deferred tax asset	(556)	(490)
Prepayments	190,560	308,283
Other current assets	8,884	(25,630)
Other non-current assets	134,736	(40,252)
Advance from government grant	44,138	(105,775)
Accounts payable	196,512	(202,725)
Other payables and accrued liabilities	(86,065)	289,455
Income tax payable	73,573	259,801
Advance from customer	164,408	-
Net cash (used in) provided by operating activities	(235,772)	2,276,618

Investing activities:
Increase in loans to customer and supplier	-	(376,032)
Purchase of property and equipment	(1,359,529)	(388,346)
Purchase of intangible assets	(31,714)	(482,224)
Net cash used in investing activities	(1,391,243)	(1,246,602)

Financing activities:
Change in restricted cash	231,838	123,588
Payment on convertible notes	(160,839)	-
Proceeds from long-term borrowings	961,200	967,629
Principal payments for long-term borrowings	(961,200)	-
Net cash provided by financing activities	70,999	1,091,217

Effect of exchange rate fluctuations on cash and cash equivalents	111,846	210,957

Net (decrease) increase in cash	(1,444,170)	2,332,190
Cash and cash equivalents, beginning of period	6,168,754	7,700,156
Cash and cash equivalents, end of period	$4,724,584	$10,032,346

Supplemental disclosures of cash flow information:
Cash paid for interest	$138,746	$37,797
Cash paid for income taxes	$50,140	$184,227

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The Company’s unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading.  Operating results for the three and six months ended June 30, 2013 are not indicative of the results that may be expected for the fiscal year ending December 31, 2013. The condensed consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Form 10-K. These unaudited condensed financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2012 included in our Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

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

For the six months ended June 30, 2013, we had no customer that accounted for more than 10% of our consolidated revenues.  For the six months ended June 30, 2012, the three largest customers accounted for 8.8%, 8.7% and 6.3% of consolidated revenues.

For the six months ended June 30, 2013, we had three suppliers that accounted for 14.4%, 11.2%, and 10.7% of our total raw material purchase.  For the six months ended June 30, 2012, the three largest suppliers accounted for 16.0%, 12.3% and 10.9% of our total raw material purchase.

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

As of June 30, 2013 and December 31, 2012, the Company’s provision for slow-moving or defective inventories amounted to $42,824 and $41,962, respectively.
Prepayments

Prepayments represent cash paid in advance to suppliers for purchases of raw materials.  During the past two years, as cost of raw materials continued to rise, it has become a common practice in our industry to secure supplies of raw material and to lock in prices by entering into year-long agreements with major suppliers and prepay projected usage.  In anticipation of a new manufacturing facility starting up and launching of a new product category of premix additives in 2013, we have increased our prepayments substantially in the 4th quarter of 2012. During the first six months of 2013, only a small portion of the prepayments were used due to two reasons:  (1) Decline in sales because of overall market condition led to slower consumption of raw materials.  (2) Kanghui, the raw material trading company and WFOE, began taking on more procurement and reselling to other operating subsidiaries.  The prepayments were made mainly by the other operating companies in 2012 and cannot be used by Kanghui.  In the third quarter, we will begin analyzing each supplier’s prepayment balances and start collecting estimated unused amounts.  We obtained either formally or informally intelligence of our suppliers’ financial condition and continuously monitor their status.  Based on our experience, we anticipate that the prepayments are fully realizable and any unused amounts are fully collectible.

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

Intangible Asset

The intangible asset primarily represented two land use rights and internally developed production technology, and they are recorded at cost less accumulated amortization.

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

As of June 30, 2013 and December 31, 2012, the statutory reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and, as a result, the Company did not allocate additional amounts to its statutory reserves.

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

The Company’s revenue is mainly generated through the wholesale and retail sale of livestock feed including organic trace mineral additives, functional regulation additives, herbal medicinal additives and raw materials. Before the Company recognizes revenue on these product sales, written purchase orders and contracts are received in advance of all shipments of goods to customers. For sales within the Company’s own province, delivery is made by Company employees. Such delivery occurs on the same day as shipment. For delivery outside the province, shipment is made through a separate logistics company that assumes the risk of loss. Revenue is recognized upon shipment of goods to the customers. The Company typically does not incur bad debt losses because this type of loss is deducted from the salesperson’s compensation, thereby mitigating a portion of the loss to the Company. Therefore, collectability is reasonably assured.

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of June 30, 2013 and December 31, 2012, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company reviews this estimate regularly and adjusts it if conditions change.

For technical service provided to third parties, revenue is recognized when the service is rendered.

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

As of the end of June 30, 2013, an income tax liability of $1,915,712 was accrued based on an ongoing discussion among the local tax authority, the city government officials of Huadu, and Guangzhou Tanke, concerning income taxes owed during the years from 2009 to 2012.   We have the full support of the local government and tax authority to quickly resolve this issue and the amount accrued should be sufficient to cover all late taxes plus any potential interest and penalty.

Management believes that there are no uncertain tax positions requiring accrual or disclosure in accordance with ASC 740-10, Income Taxes.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from net income or loss, investments by owners and distributions to owners. The Company’s only component of other comprehensive income (loss) is the foreign currency translation adjustment.

Earnings per share (EPS)

Earnings per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Warrants and convertible notes were not included in the diluted EPS calculation because their impact was anti-dilutive as the market value of the Company’s common stock is below the conversion and exercise prices.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Foreign Currency Translation

The Company, its subsidiaries and VIE maintain financial statements in the functional currency of each entity. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

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

3. INVENTORIES, NET

Inventories as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Raw materials	$1,432,764	$636,319
Finished goods	424,757	576,509
Work in progress	223,442	210,625
Packaging material	44,201	33,109
Less: Inventory allowance	(42,824)	(41,962)
	$2,082,340	$1,414,600

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Account receivables	$2,727,625	$2,323,370
Less: Allowance for doubtful accounts	(343,624)	(336,707)
	$2,384,001	$1,986,663

5. OTHER RECEIVABLES AND LOANS TO CUSTOMER AND SUPPLIER

Other receivables consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Deposit and others	$17,632	$30,401
Business advance to staff	314,334	166,451
Business advance to directors	569,516	287,032
	$901,482	$483,884

Advance to staff and directors represented advance payments made to directors for business development activities and to staff for business travel purposes.  These outstanding amounts are expected to be repaid within a year.

	June 30,	December 31,
	2013	2012
	(Unaudited)

Loans to customer and supplier	$2,952,293	$2,892,868

Loans to customer and supplier represent 8% interest bearing notes to one of the Company’s customers and one supplier, both of which were effective in December 2011. Additional amounts were advanced in first quarter of 2012 based on the same terms.  The amounts are expected to be repaid within a year of December 31, 2012.  The customer is a longtime customer of ours in the aquaculture business, and has been our business partner in other projects.  The supplier is in the packaging business and their business is growing rapidly that we have considered acquiring them.  There is no concern of the collectability of the loans based on our assessment of their financial condition, and they have been making the required interest payments, except that the interest payment for the first six months of 2013 was late. As of June 30, 2013, the related interest income has been accrued.  However, a full provision is made against such interest income due to the uncertainty of collection.

6. PREPAYMENTS AND OTHER CURRENT ASSETS

In order to secure key raw materials and supplies and to lock in rising purchase prices, the Company paid substantial amounts of cash in advance on purchase orders. Before contracts were signed and the following year’s projected purchases were prepaid, we evaluated these suppliers’ financial position and business condition.  We only make prepayment arrangements with companies that are reputable in our industry and have strong financial position.  Due to growth expectation in the second half year of 2013 and new product launches that require significant amount of raw materials, and the threat of inflation and material shortages, we increased substantially our prepayments to secure supply of raw materials in 2013.  Included in prepayments was also a 5,000,000 RMB (approximately US$ 809,000) deposit paid to the main construction contractor of the Qingyuan production plant project.

	June 30,	December 31,
	2013	2012
	(Unaudited)

Prepayments to suppliers	$8,838,964	$9,029,524

Other current assets as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Deferred expenses	$8,174	$16,221
Other current assets	-	837
Offering costs, net	-	115,688
	$8,174	$132,746

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Buildings and leasehold improvements	$5,145,255	$4,596,527
Plant and equipment	1,558,293	1,365,043
Motor vehicles	172,672	168,984
Office equipment	349,280	340,870
Total property, plant and equipment	7,225,500	6,471,424

Less: accumulated depreciation	(1,962,250)	(1,658,192)
Property, plant and equipment, net	$5,263,250	$4,813,232

The Company has buildings on the site it occupies, including factory buildings. Due to the lack of a Land Use Right Certificate, the Company is unable to apply for the Property Ownership Certificate for the buildings. However, as the buildings are in use, the Company depreciates them over their expected useful lives.

We recorded depreciation expense of $139,336 and $304,059 for the three and six months ended June 30, 2013 and we recorded depreciation expense of $123,802 and $204,564 for the three and six months ended June 30, 2012.

8. INTANGIBLE ASSET, NET

The intangible asset as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Deposit for land use right	$1,240,448	$1,215,480
New production technology, net	485,308	475,540
Other	7,640	1,330
	1,733,396	1,692,350
Less: accumulated amortization	(545,967)	(454,325)
Intangible assets, net	$1,187,429	$1,238,025

On November 21, 2003, the Company applied to the Government of Huaqiao Town, Huadu District, Guangzhou, for the land use right of No. 2 Industry Area of Huaqiao Town (i.e., Laohutou Lot, Wangongtang) covering an area of around 430,000 square feet.

On October 22, 2010, the Company applied to the Administration Committee of Qingyuan Huaqiao Industrial District for the land use right covering an area of around 60 mu (approximately 9.9 acres).

The Company has been amortizing the land use right at Huadu facility. The amortization of the land use right for the Qingyuan facility is expected to begin when construction of the new manufacturing facility commences.

We recorded amortization expense of $40,550 and $82,310 for the three and six months ended June 30, 2013 and we recorded amortization expense of approximately $641 and $1,283 for the three and six months ended June 30, 2012.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Other payables	$87,372	$22,930
Staff welfare payable	69,987	68,578
Accrued payroll	152,662	306,174
Value added tax payable	52,650	62,401
Registration rights penalties	460,206	460,206
Other tax payable	21,488	22,504
	$844,365	$942,793

Other payables represent loans from third parties, which are interest free, unsecured and repayable on demand. Registration rights penalties are associated with the registration rights agreement. (See Note 10)

10. CONVERTIBLE NOTES PAYABLE

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

As a result of the Private Placement, the Company offered and sold $7,670,071 worth of Notes convertible into 6,669,627 shares of common stock. The Notes are payable 24 months from February 9, 2011 with an interest rate of 8% per annum payable semiannually in arrears. The Company placed in escrow an amount of the proceeds of the Private Placement equal to one semi-annual interest payment on the Notes to secure prompt interest payments. Until such time as 75% of the Notes are converted into shares of Common Stock, if such escrow is depleted in order to make interest payments, the Company will replenish such escrow amount. At the option of the holder, the Notes may be converted into Common Stock at a price of $1.15 per share, which is subject to customary weighted average and stock based anti-dilution protection. The issuance of the Notes was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 (“Securities Act”) and Regulation D.

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

The beneficial conversion feature associated with the issuance of the above Notes, amounted to $2,824,350, which has also been recorded as a discount to the convertible notes payable and is being amortized over the life of the Notes. As of June 30, 2013, the discount to the convertible notes was fully amortized.  The Notes do not contain any embedded derivatives which require liability classification.

As of February 10, 2013, the Company is in default on the Notes due to failure to pay the investors in full the $7,670,071 principal and accrued interest on February 9, 2013.  Subsequently, the Company has released $229,018 from investor relations escrow to pay the accrued interest of $68,178 and principal of $160,839 to investors.  The Company and the investor representatives are in ongoing discussions to develop a repayment plan for the remaining principal.  General terms of note amendment and repayment schedules are being finalized.  An agreement is anticipated to be signed in the third quarter and the first installment payment should be made in coming months.

As of June 30, 2013, the book value of the Notes amounted to $7,509,232.  There is no further unamortized discount remaining as of June 30, 2013.

11. INCOME TAX

The Company’s operating subsidiary, Guangzhou Tanke, is a “domestic enterprise” that is registered and operated in Guangzhou, the PRC. The provision for income tax expense for the three and six months ended June 30, 2013 and 2012 consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Current provision
PRC	$54,068	$313,502	$86,167	$430,198
Deferred provision
PRC	(556)		(556)	-
	$53,512	$313,502	$85,611	$430,198

As of June 30, 2013 and December 31, 2012, the income tax payable for the Company amounted to $1,915,712 and $1,842,139, respectively. All of the Company’s net operating loss carry forward was fully reserved.

Significant components of the Company’s deferred tax asset are as follows.

	June 30,	December 31,
	2013	2012
	(Unaudited)
Allowance for doubtful accounts in China	$62,634	$61,373
Net operating loss carryforward	3,107,553	2,995,201
Share based payment	1,122,287	1,047,130
Valuation allowance	(4,264,876)	(4,076,661)
Net deferred tax asset	$27,598	$27,042

12. LONG-TERM BORROWINGS

The details of the Company’s long-term borrowings are as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Bank loans bearing interest at 7.36% and 6.15% per
annum, maturing on June 20, 2014 and March 19, 2015.	$2,103,004	$2,060,673

Less: Current portion	1,294,156	1,268,106
	$808,848	$792,567

The loans are uncollateralized and consist of $1,275,120 (RMB 8,000,000) and $956,340 (RMB 6,000,000), bearing interest at 7.36% and 6.15% per annum, maturing on June 20, 2014 and March 19, 2015, respectively. Interest is calculated and paid on the 20th of each month. Principle payments are made on a quarterly basis on the $1,275,120 loan and on a semi-annual basis on the $956,340 loan.

13. GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and ratably recognizes the amount as a reduction of research and development expense when the related research and development activities are performed. As of June 30, 2013 and December 31, 2012, government grant balances are $82,086 and $37,948, respectively.

14. COMMITMENTS AND CONTINGENCIES

The Company has entered into a construction contract with Ganzhou Huifeng Construction Company, Ltd. for the construction of the new Qingyuan production plant.  The total fee is RMB 16,500,000 (approximately $2,670,000) and a deposit of RMB 5,000,000 (approximately $809,000) was made in the second quarter.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Segment revenues
Organic Trace Mineral Additives	$4,305,634	$6,512,375	$8,187,954	$9,898,283
Functional Regulation Additives	498,888	844,638	995,373	1,746,539
Herbal Medicinal Additives	328,293	54,254	407,791	96,839
Other	443,588	20,219	644,739	230,267
	5,576,403	7,431,486	$10,235,857	$11,971,928

Segment costs of sales
Organic Trace Mineral Additives	2,974,160	$4,030,699	$5,426,968	$6,151,155
Functional Regulation Additives	327,155	576,489	634,310	1,159,312
Herbal Medicinal Additives	260,682	64,179	325,235	115,244
Other	192,153	19,596	361,465	218,463
	3,754,150	4,690,963	$6,747,978	$7,644,174

Segment gross profit
Organic Trace Mineral Additives	1,331,474	2,481,676	$2,760,986	$3,747,128
Functional Regulation Additives	171,733	268,149	361,063	587,227
Herbal Medicinal Additives	67,611	(9,925)	82,556	(18,405)
Other	251,435	623	283,274	11,804
	1,822,253	2,740,523	$3,487,879	$4,327,754

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

Overview

We are one of the leading animal nutrition and feed additive providers in China. In 2001, we were certified as a high-tech company by the Guangzhou City Commission of Science and Technology as recognition for new agricultural technologies developed by us. Our products optimize the growth and health of livestock such as pigs and cattle, as well as farmed fish, and seek to capitalize on China’s growing demand for safe and reasonably priced food. Feed additives are utilized in China at a rate of less than half of that in the United States and Europe. We have a significant growth opportunity as Chinese farmers and ranchers chooses to include a greater amount of increasingly sophisticated additive to their feed.

We have more than 130 employees, with 40 engaged in sale or sales-related activities. Our headquarters and state-of-art manufacturing facilities of 34,000 square-meters are located in the capital city of Guangzhou, in Guangdong province. We currently produce 26 branded feed additives, with each brand available in seven different mixes that correspond to different stages of an animal’s life cycle.

Our major products respond to most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which account for approximately 80% of our revenue, Functional regulation Additives, which account for approximately 10% of our revenue, and Herbal Medicinal Additives, which account for approximately 4% of our revenue. Our extensive distribution network reaches China’s top ten feed producers and the 500 largest animal farming operations. We currently market 26 different brands of feed additives at various price points to meet the demands of existing and prospective customers. Each brand product line has seven different mixes that correspond to the different growth stages of an animal’s life cycle. While the majority of our sales are domestic, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 2.2% of our total sales.

In 2013, we have several new products in the pipeline, with the designed feature of improving health and enhancing growth in pigs, chicken, cattle, and seafood. We have launched a new plant-based antioxidant additive. We are fine tuning a number of new products and plan to launch them in the third quarter of 2013.

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

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of June 30, 2013, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

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

The financial statements of each entity are prepared using the functional currency, and have been translated into United States dollars (“US$” or “$”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for the period. Equity is translated at historical exchange rates. Any translation adjustments are included as a foreign exchange adjustment in accumulated other comprehensive income, a component of equity.

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Results of Operations for the Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012

The following is a comparison of our net sales, costs of sales and gross profit by segment for the three months ended June 30, 2013 and 2012.

Revenue and Costs of Sales

The Company operates in four segments: (1) Organic Trace Mineral Additives, (2) Functional Regulation Additives, (3) Herbal Medicinal Additives and (4) Other. Management tracks each of these segments separately. The Company evaluates the performance of its operating segments based on segment revenue and gross profit, and management uses aggregate segment gross profit as a measure for the overall performance of the business. The Company believes that aggregate segment gross profit helps to evaluate changes in the gross profit of the Company’s various offerings separate from factors other than product offerings that affect net income.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$4,305,634	$6,512,375	$(2,206,741)	(33.9%)
Functional Regulation Additives	498,888	844,638	(345,750)	(40.9%)
Herbal Medicinal Additives	328,293	54,254	274,039	505.1%
Other	443,588	20,219	423,369	2093.9%
	$5,576,403	$7,431,486	$(1,855,083)	(25.0%)
Segment costs of sales
Organic Trace Mineral Additives	$2,974,160	$4,030,699	$(1,056,539)	(26.2%)
Functional Regulation Additives	327,155	576,489	(249,334)	(43.3%)
Herbal Medicinal Additives	260,682	64,179	196,503	306.2%
Other	192,153	19,596	172,557	880.6%
	$3,754,150	$4,690,963	$(936,813)	(20.0%)
Segment gross profit
Organic Trace Mineral Additives	$1,331,474	$2,481,676	$(1,150,202)	(46.3%)
Functional Regulation Additives	171,733	268,149	(96,416)	(36.0%)
Herbal Medicinal Additives	67,611	(9,925)	77,536	(781.2%)
Other	251,435	623	250,812	40258.7%
	$1,822,253	$2,740,523	$(918,270)	(33.5%)

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

Revenue from Organic Trace Mineral Additives in the second quarter of 2013 decreased by $2,206,741, or 33.9%, as compared to 2012.  The decrease was primarily due to the devastation caused by H7N9 (Bird Flu) to the China poultry industry in the second quarter.  Demand for poultry feed and feed additives declined substantially when population of live poultry plummeted.  As a result of this decrease, in 2013, Organic Trace Mineral Additives accounted for approximately 77% of our revenues for the three months ended June 30, 2013 as compared to 88% for the three months ended June 30, 2012. Our gross profit percentage for the Organic Trace Mineral Additives sales amounted to 30.9% and 38.1% for the quarters ended June 30, 2013 and 2012, respectively.  The decrease in gross profit percentage in 2013 was primarily due to severe pricing pressure caused by reduced demand and higher production cost from reduced volume.  We have seen improvements near the end of June when H7N9 effects subsided.

Functional Regulation Additives

Functional Regulation Additives are widely used to enhance the properties of other products, improve feed efficiency and stimulate the rapid maturation of the immune system. We currently produce two types of functional regulation additives: feed acidifiers and flavor enhancers. Feed acidifiers are used to prevent microbial degradation of raw materials or finished feeds and maintain the quality of feed. Flavor enhancers are used to improve feed palatability, enhance animal appetite and stimulate saliva, gastric and pancreatic juices and other digestive juice secretion, gastrointestinal motility and ultimately feed consumption, and yield from production animals.

Revenue from Functional Regulation Additives for the quarter ended June 30, 2013 decreased by $345,750, or 40.9%, as compared to the second quarter of 2012.  The decrease in sales was primarily due to the shift of emphasis away from this segment by management during the last twelve months, as more attention was placed pushing the growth of the Organic Trace Mineral Additive market.  New product introduction in this segment in the second half of 2013 will likely reverse this trend.  In addition, pricing and margin of this category will likely improve when customer mix changes from feed producers to livestock farming operators (end users).

Herbal Medicinal Additives

Herbal Feed Additives utilize traditional Chinese medicine theory to improve an animal’s digestion and appetite and regulate the yin and yang balance of an animal’s health. Herbal medicines come from plants, plant extracts, fungal and bee products, minerals, shells and certain animal parts. Compared to synthetic antibiotics or inorganic chemicals, these naturally-derived products are less toxic, residue free and thought to be ideal feed additives in food animal production.

Revenue from Herbal Feed Additives for the quarter ended June 30, 2013 increased by $274,039, or 505.1%, as compared to the quarter ended June 30, 2012.  The revenue from herbal medicinal additives increased as a result of the Company’s introduction of a new plant-based antioxidant additive in 2013.

Other

Other revenue mainly consists of buying and then reselling raw materials. In the second quarter of 2013, Kanghui Agricultural Technology Co., Ltd. (“Kanghui Agricultural”), our wholly owned subsidiary, began generating revenues from its technical consulting services to a customer in Shanghai.  Other revenues increased by $423,369 during the quarter ended June 30, 2013 as compared to 2012.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change

Gross profit	$1,822,253	$2,740,523	$(918,270)	(33.5%)
Selling expenses	(622,855)	(548,179)	74,676	13.6%
Administrative expenses	(997,469)	(680,232)	317,237	46.6%
Depreciation and amortization	(52,239)	(14,763)	37,476	253.9%
Income from operations	149,690	1,497,349	(1,347,659)	(90.0%)
Other income/expense	40,067	-	40,067	100.0%
Interest income	18,813	148,252	(129,439)	(87.3%)
Interest expense	(39,376)	(368,782)	(329,406)	(89.3%)
Amortization of discount on notes	-	(690,903)	(690,903)	(100.0%)
Income before income taxes	169,194	585,916	(416,722)	(71.1%)
Income taxexpense	(53,512)	(313,502)	(259,990)	(82.9%)
Net income	$115,682	$272,414	$(156,732)	(57.5%)

Selling, General and Administrative Expenses

Selling expenses for the three months ended June 30, 2013 increased by $74,676, or 13.6%, as compared to 2012.  This increase was in line with our planned expansion of sales activities, especially in the end-user market segment, despite the unexpected decline in overall revenues as a result of the H7N9 plague.

General and administrative expenses for the three months ended June 30, 2013 increased by $317,237, or 46.6%, as compared to 2012.  R&D expenses increased by approximately $477,000 due to increase in product development projects and a delay in applying for government subsidies in 2013.

Other Income/Expenses

Interest income for the three months ended June 30, 2013 decreased by $129,439 as compared to the same period of June 30, 2012. Interest payments from loans to a customer and a supplier were not collected due to miscommunication between Tanke’s accounting department and the debtors. As of June 30, 2013, the related interest income has been accrued.  However, a full provision is made against such interest income due to the uncertainty of collection.

Interest expense for the three months ended June 30, 2013 decreased by $329,406 as compared to the same period of 2012. The primary reason for this decrease was due to no interest accrued for note payable and no amortization of capitalized offering costs recorded in second quarter of 2013.  These offering costs were fully amortized as of February 9, 2013.  During the second quarter of 2012, we had a full quarter of amortization in these offering costs and a full quarter of interest accrued for the convertible notes.

The expense associated with the amortization of discounts on our convertible notes payable for the quarter ended June 30, 2013 amounted to $0 as compared to $690,903 in 2012. As discussed above with the amortization of the capitalized offering costs, the discounts were amortized through February 9, 2013.  As a result, there was no amortization in the second quarter of 2013 as compared to a full quarter during the same period in 2012.

Income Tax Expense

Our income tax expense decreased by $259,990 for the three months ended June 30, 2013 as compared to 2012. The decrease was attributable to a decrease in taxable income during the quarter.

Pursuant to Section 26 of the Inland Revenue Ordinance (“IRO”), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Results of Operations for the Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012

The following is a comparison of our revenue, costs of sales and gross profit by segment for the six months ended June 30, 2013 and 2012.

Revenue and Costs of Sales

The Company operates in four segments: (1) Organic Trace Mineral Additives, (2) Functional Regulation Additives, (3) Herbal Medicinal Additives and (4) Other. Management tracks each of these segments separately. The Company evaluates the performance of its operating segments based on segment revenue and gross profit, and management uses aggregate segment gross profit as a measure for the overall performance of the business. The Company believes that aggregate segment gross profit helps to evaluate changes in the gross profit of the Company’s various offerings separate from factors other than product offerings that affect net income.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$8,187,954	$9,898,283	$(1,710,329)	(17.3%)
Functional Regulation Additives	995,373	1,746,539	(751,166)	(43.0%)
Herbal Medicinal Additives	407,791	96,839	310,952	321.1%
Other	644,739	230,267	414,472	180.0%
	$10,235,857	$11,971,928	$(1,736,071)	(14.5%)
Segment costs of sales
Organic Trace Mineral Additives	$5,426,968	$6,151,155	$(724,187)	(11.8%)
Functional Regulation Additives	634,310	1,159,312	(525,002)	(45.3%)
Herbal Medicinal Additives	325,235	115,244	209,991	182.2%
Other	361,465	218,463	143,002	65.5%
	$6,747,978	$7,644,174	$(896,196)	(11.7%)
Segment gross profit
Organic Trace Mineral Additives	$2,760,986	$3,747,128	$(986,142)	(26.3%)
Functional Regulation Additives	361,063	587,227	(226,164)	(38.5%)
Herbal Medicinal Additives	82,556	(18,405)	100,961	(548.6%)
Other	283,274	11,804	271,470	2299.8%
	$3,487,879	$4,327,754	$(839,875)	(19.4%)

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

Revenue from Organic Trace Mineral Additives for the six months ended June 30, 2013 decreased by $1,710,329, or 17.3%, as compared to 2012.  As mentioned above, the Organic Trace Mineral Additives revenues were negatively impacted by H7N9 attacks to the China poultry industry during the second quarter.  As a result of this decrease, in 2013, the Organic Trace Mineral Additives revenue accounted for approximately 80% of our revenues for the six months ended June 30, 2013 as compared to 83% for the six months ended June 30, 2012. Our gross profit percentage for the organic trace mineral additive sales amounted to 33.7% and 37.9% for the six months ended June 30, 2013 and 2012, respectively.  The decrease in gross profit percentage in 2013 was primarily due to pricing pressure in the market and increased unit production cost.

Functional Regulation Additives

Functional Regulation Additives are widely used to enhance the properties of other products, improve feed efficiency and stimulate the rapid maturation of the immune system. We currently produce two types of functional regulation additives: feed acidifiers and flavor enhancers. Feed acidifiers are used to prevent microbial degradation of raw materials or finished feeds and maintain the quality of feed. Flavor enhancers are used to improve feed palatability, enhance animal appetite and stimulate saliva, gastric and pancreatic juices and other digestive juice secretion, gastrointestinal motility and ultimately feed consumption, and yield from production animals.

Revenue from Functional Regulation Additives for the six months ended June 30, 2013 decreased by $751,166, or 43.0%, as compared to 2012.  The decrease in sales was primarily due to the shift of emphasis away from this segment by management during 2013 and the last half of 2012.

Herbal Medicinal Additives

Herbal Feed Additives utilize traditional Chinese medicine theory to improve an animal’s digestion and appetite and regulate the yin and yang balance of an animal’s health. Herbal medicines come from plants, plant extracts, fungal and bee products, minerals, shells and certain animal parts. Compared to synthetic antibiotics or inorganic chemicals, these naturally-derived products are less toxic, residue free and thought to be ideal feed additives in food animal production.

Revenue from Herbal Feed Additives for the six months ended June 30, 2013 increased by $310,952, or 321.1%, as compared to the six months ended June 30, 2012.  The revenue from herbal medicinal additives increased as a result of the Company’s introduction of a new plant-based antioxidant product in 2013.

Other

Other revenue mainly consists of buying and then reselling raw materials. However, in the second quarter of 2013,  Kanghui Agricultural  began providing technical consulting services to a customer in Shanghai.  Other revenues increased by $414,472 during the six months ended June 30, 2013 as compared to 2012.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change

Gross profit	$3,487,879	$4,327,754	$(839,875)	(19.4%)
Selling expenses	(1,282,469)	(1,094,232)	188,237	17.2%
Administrative expenses	(1,979,059)	(1,221,236)	757,823	62.1%
Depreciation and amortization	(116,554)	(26,429)	90,125	341.0%
Income from operations	109,797	1,985,857	(1,876,060)	(94.5%)
Other income/expense	43,335	-
Interest income	26,146	169,453	(143,307)	(84.6%)
Interest expense	(254,435)	(741,869)	(487,434)	(65.7%)
Amortization of discount on notes	(402,394)	(1,381,806)	(979,412)	(70.9%)
Income (loss) before income taxes	(477,551)	31,635	(509,186)	(1609.6%)
Income taxexpense	(85,611)	(430,198)	(344,587)	(80.1%)
Net loss	$(563,162)	$(398,563)	$(164,599)	(41.3%)

Selling, General and Administrative Expenses

Selling expenses for the six months ended June 30, 2013 increased by $188,237, or 17.2%, as compared to 2012.  Despite an unexpected decline in sales in 2013, especially in the second quarter, an increased emphasis in sales operations is part of our growth strategy.

General and administrative expenses for the six months ended June 30, 2013 increased by $757,823, or 62.1%, as compared to 2012.  R&D expenses increased by approximately $766,000 in the first six months in 2013 due to increased product development projects and a delay in application for government subsidies.

Other Income/Expenses

Interest income for the six months ended June 30, 2013 decreased by $143,307 as compared to the six months ended June 30, 2012. Interest payments from loans to a customer and a supplier were not collected due to miscommunication between Tanke’s accounting department and the debtors.  As of June 30, 2013, the related interest income has been accrued.  However, a full provision is made against such interest income due to the uncertainty of collection.

Interest expense for the six months ended June 30, 2013 decreased by $487,434 as compared to 2012. The primary reason for this decrease was due to lower amortization of capitalized offering costs recorded in 2013.  These offering costs were fully amortized as of February 9, 2013.  As a result, there was only approximately one month of amortization recorded during the six months ended June 30, 2013.  During 2012, we had a full six months worth of amortization in these offering costs.

The expense associated with the amortization of discounts on our convertible notes payable for the six months ended June 30, 2013 amounted to $402,394 as compared to $1,381,806 in 2012. As discussed above with the amortization of the capitalized offering costs, the discounts were amortized through February 9, 2013.  As a result, we only had approximately one month of amortization during the six months ended June 30, 2013 as compared to a full six months during the same period in 2012.

Income Tax Expense

Our income tax expense decreased by $344,587 for the six months ended June 30, 2013 as compared to 2012. The decrease was attributable to a decrease in taxable income during the period.

Pursuant to Section 26 of the Inland Revenue Ordinance (“IRO”), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Liquidity and Capital Resources

As of June 30, 2013 and 2012 we had cash balances of $4,724,584 and $10,032,346, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
	2013	2012	$ Change	%Change

Net cash (used in) provided by operating activities	$(235,772)	$2,276,618	$(2,512,390)	(110.4%)
Net cash used in investing activities	(1,391,243)	(1,246,602)	(144,641)	11.6%
Net cash provided by financing activities	70,999	1,091,217	(1,020,218)	(93.5%)
Effect of foreign currency conversion on cash	111,846	210,957	(99,111)	(47.0%)
Net (decrease) increase in cash	$(1,444,170)	$2,332,190	$(3,776,360)	(161.9%)

Operating Activities

Net cash used in operating activities was $235,772 for the six months ended June 30, 2013 compared to cash provided of $2,276,618 for the six months ended June 30, 2012. We had net losses of $563,162 during the six months ended June 30, 2013, and a significant amount of our expenses were non-cash related such as $386,369 for depreciation and amortization of fixed and intangible assets, $402,394 for the amortization of the discounts recorded on our convertible notes payable, as well as $115,688 of offering cost amortization.  These were offset by cash used in changes in operating assets and liabilities of $577,061. As a result, we generated negative cash from operations of $235,772.

During the same period in 2012, our net loss of $398,563 included non-cash expenses of $244,564 for depreciation and amortization, $1,381,805 for the amortization of the discounts on the convertible notes payable, as well as $397,271 in capitalized offering cost amortization. As a result of these non-cash expenses, we generated positive cash flows from operations of $2,276,618 during the six months ended June 30, 2012.

Investing Activities

Net cash used in investing activities was $1,391,243 for the six months ended June 30, 2013, which represented spending related to the purchase of property and equipment.  Net cash used in investing activities during the six months ended June 30, 2012 was $1,246,602, which was the result of an increase in loans to customers and suppliers and other receivables of $376,032, spending for the purchase of property and equipment of $388,346 and the purchase of intangible assets of $482,224.

Financing Activities

Net cash provided by financing activities was $70,999 for the six months ended June 30, 2013 due primarily to $231,838 in restricted cash becoming unrestricted, offset by payments of interest on convertible notes of $160,839 from this restricted cash.  During the six months ended June 30, 2012, we had net cash provided by financing activities of $1,091,217, resulting primarily from increase in bank borrowings.

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

Smaller reporting companies are not required to provide the information required by this item.

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

Due to the material weaknesses identified by management and described in the Company’s 2012 annual report that have continued to exist during the quarter covered by this report, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material change to our risk factors from those presented in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

TANKE BIOSCIENCES CORPORATION

Date: August 14, 2013	By:	/s/ Guixiong Qiu
Guixiong Qiu
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Gilbert Lee
Gilbert Lee
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)