Form 10-Q
period 2013-09-30
Tanke Biosciences Corp
filed 2013-11-14
CIK 1452011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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
Yes ☐ No ☒

As of November 14, 2013, there were 13,324,083 outstanding shares of common stock of the registrant, par value $.001 per share.

TANKE BIOSCIENCES CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,053,700	$6,168,754
Restricted cash	-	231,838
Accounts receivable, net	2,760,884	1,986,663
Inventories, net	1,649,230	1,414,600
Loans to customer and supplier	2,963,158	2,892,868
Other receivables	738,730	483,884
Prepayments	6,472,651	9,029,524
Other current assets	30,050	132,746
Deferred tax assets	27,775	27,042
Total current assets	19,696,178	22,367,919

Property, plant and equipment, net	6,339,399	4,813,232
Construction in progress	1,627,652	295,248
Intangible asset, net	1,146,189	1,238,025
Other non-current assets	-	134,736
Total assets	$28,809,418	$28,849,160

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$640,777	$646,649
Advance from customers	99,410	128,321
Other payables and accrued liabilities	901,797	942,793
Income tax payable	1,944,216	1,842,139
Convertible notes, net	7,509,232	7,267,677
Current portion of long-term borrowings	1,139,676	1,268,106
Total current liabilities	12,235,108	12,095,685

Advance from government grant	129,990	37,948
Long-term borrowings	732,649	792,567
Total liabilities	$13,097,747	$12,926,200

Commitments and contingencies

EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,324,083 issued and outstanding as of September 30, 2013 and December 31, 2012	13,324	13,324
Additional paid-in capital	12,220,181	12,220,181
Retained earnings	1,625,488	2,485,736
Statutory reserve	373,406	373,406
Accumulated other comprehensive income	1,323,686	658,870
Total Tanke Biosciences Corporation stockholders' equity	15,556,085	15,751,517
Non-controlling interest	155,586	171,443
Total Equity	15,711,671	15,922,960
Total Liabilities and Equity	$28,809,418	$28,849,160

See accompanying notes to the unaudited condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$6,041,004	$9,906,581	$16,276,861	$21,878,509
Costs of sales	(4,349,594)	(6,521,478)	(11,097,572)	(14,165,652)
Gross profit	1,691,410	3,385,103	5,179,289	7,712,857
Selling expenses	(796,302)	(611,880)	(2,078,771)	(1,706,112)
Administrative expenses	(1,358,109)	(574,092)	(3,337,168)	(1,795,328)
Depreciation and amortization	(67,337)	(16,642)	(183,891)	(43,071)
(Loss) income from operations	(530,338)	2,182,489	(420,541)	4,168,346
Other (expense) income	(3,125)	-	40,210	-
Interest income	147,037	23,573	173,183	193,026
Interest credit (expense)	46,575	(316,422)	(207,860)	(1,058,291)
Amortization of discount on notes	-	(698,495)	(402,394)	(2,080,301)
(Loss) income before income taxes	(339,851)	1,191,145	(817,402)	1,222,780
Income tax benefit (expense)	26,907	(222,513)	(58,704)	(652,711)
Net (loss) income	$(312,944)	$968,632	$(876,106)	$570,069
Net loss attributable to non-controlling interest	(10,860)	-	(15,857)	-
Net (loss) income attributable to Tanke Biosciences Corporation	$(302,084)	$968,632	$(860,249)	$570,069

Net (loss) income	$(312,944)	$968,632	$(876,106)	$570,069
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	152,227	(101,883)	664,816	109,074
Comprehensive (loss) income	$(160,717)	$866,749	$(211,290)	$679,143
Comprehensive loss attributable to non-controlling interest	(1,944)	-	(3,464)	-
Comprehensive (loss) income attributable to Tanke Biosciences Corporation	$(158,773)	$866,749	$(207,826)	$679,143
(Loss) income per common share:
Basic and diluted	$(0.02)	$0.07	$(0.07)	$0.04
Weighted average number of common shares used in computation
Basic and diluted	13,324,083	13,324,083	13,324,083	13,324,083

See accompanying notes to the unaudited condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012

Operating activities:
Net (loss) income	$(876,106)	$570,069
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	629,399	404,123
Amortization of discount on convertible notes payable	402,394	2,080,301
Amortization of capitalized offering costs	115,688	598,088
Changes in operating assets and liabilities:
Accounts receivable	(567,906)	(357,893)
Inventories	(235,767)	(450,057)
Note receivables and payables - related parties	-	239,476
Other receivables	(184,756)	(143,925)
Deferred tax asset	(733)	(285)
Prepayments	1,853,659	388,393
Other current assets	(12,992)	(23,047)
Other non-current assets	134,736	206,567
Advance from government grant	92,042	(168,561)
Accounts payable	(5,872)	(202,827)
Other payables and accrued liabilities	(40,996)	159,035
Income tax payable	102,077	529,394
Advance from customer	(28,911)	-
Net cash provided by operating activities	1,375,956	3,828,851

Investing activities:
Increase in loans to customer and supplier	-	(363,325)
Purchase of property and equipment	(2,433,181)	(799,922)
Purchase of intangible assets	(39,888)	(477,661)
Net cash used in investing activities	(2,473,069)	(1,640,908)

Financing activities:
Change in restricted cash	231,838	168,161
Payment on convertible notes	(160,839)	-
Proceeds from long-term borrowings	964,800	878,123
Principal payments for long-term borrowings	(1,206,000)	-
Net cash (used in) provided by financing activities	(170,201)	1,046,284

Effect of exchange rate fluctuations on cash and cash equivalents	152,260	109,074

Net (decrease) increase in cash	(1,115,054)	3,343,301
Cash and cash equivalents, beginning of period	6,168,754	7,700,156
Cash and cash equivalents, end of period	$5,053,700	$11,043,457

Supplemental disclosures of cash flow information:
Cash paid for interest	$162,539	$306,803
Cash paid for income taxes	$7,151	$278,225

See accompaning notes to the unaudited condensed consolidated financial statements

TANKE BIOSCIENCES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

In these unaudited condensed consolidated financial statements, unless the context requires otherwise, the terms “we”, “our”, “us” and the “Company” refer to Tanke Biosciences Corporation, a Nevada corporation formerly known as Greyhound Commissary, Inc. (“Greyhound”), as well as our direct and indirect subsidiaries, and our principal operating business, Guangzhou Tanke Industry Co., Ltd. (“Guangzhou Tanke”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”), which we control via a series of variable interest entity contractual agreements (the “VIE Agreements”).

We conduct our business through our subsidiaries, principally our wholly-owned subsidiary China Flying Development Limited (“China Flying”), a Hong Kong incorporated company, and its wholly-owned subsidiary Guangzhou Kanghui Agricultural Technology Co., Ltd. (“Kanghui Agricultural” or the “WFOE”), a wholly foreign owned enterprise incorporated as a limited liability company under the laws of the PRC. The Company operates and controls Guangzhou Tanke through the VIE Agreements. On January 3, 2011, Guangzhou Tanke entered into a series of agreements with Kanghui Agricultural, pursuant to which Kanghui Agricultural effectively assumed management of the business activities of Guangzhou Tanke. Kanghui Agricultural is entitled to approximately 100% of the net income of Guangzhou Tanke and is able to direct Guangzhou Tanke’s actions.

On January 3, 2011, Guangzhou Tanke entered into a series of agreements with Kanghui Agricultural, pursuant to which Kanghui Agricultural effectively assumed management of the business activities of Guangzhou Tanke. Kanghui Agricultural is entitled to approximately 100% of the net income of Guangzhou Tanke and is able to direct Guangzhou Tanke’s actions.

As Tanke Biosciences has complete control over Guangzhou Tanke, all assets presented on the balance sheet of Guangzhou Tanke are available to settle obligations of Tanke Biosciences. Furthermore, there are no liabilities on the balance sheets of Guangzhou Tanke that do not have recourse against the assets of Tanke Biosciences. As Guangzhou Tanke is our sole operating entity, nearly all operating assets and liabilities on our balance sheet are those of Guangzhou Tanke.

“RMB” and “Renminbi” refer to the legal currency of China and “$”, “US dollar” and “US$” refer to the legal currency of the United States.

Through Guangzhou Tanke, we are one of the leading animal nutrition and innovative feed additive providers in China. Our products are different from traditional artificial feed additives in that they are environmentally-friendly, they are designed to optimize the growth and health of livestock such as pigs, poultry, and cattle, as well as farmed fish.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The Company’s unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been stated in US dollars and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 8-03 of Regulation S-X under the Exchange Act. In the opinion of our management, we have included all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2013 are not indicative of the results that may be expected for the fiscal year ending December 31, 2013. The condensed consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Form 10-K for year ended December 31, 2012. These unaudited condensed financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2012 included in our Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

Basis of consolidation

These unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and Guangzhou Tanke (the “Group''). All inter-company balances and transactions within the Group have been eliminated.

Use of Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the collectability of loans to customer and supplier, the valuation of prepayments, the valuation of the amount due from related parties, the net realizable value of inventories, the estimation of useful lives of property and equipment and intangible assets, and the value of warrants. Actual results could differ from those estimates.

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

For the nine months ended September 30 in both 2013 and 2012, we had no customers that accounted for more than 10% of our consolidated revenues.  For the nine months ended September 30, 2013, the three largest customers accounted for 6.2%, 5.5% and 5.3% of consolidated revenues.

For the nine months ended September 30, 2013, we had three suppliers that accounted for 12.6%, 10.7%, and 10.5% of our total raw material purchase.  For the nine months ended September 30, 2012, the three largest suppliers accounted for 16.1%, 15.2% and 14.5% of our total raw material purchase.

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

As of September 30, 2013 and December 31, 2012, the Company’s provision for slow-moving or defective inventories amounted to $43,099 and $41,962, respectively.

Prepayments

Prepayments mainly represent cash paid in advance to suppliers for purchases of raw materials.  During the past two years, as cost of raw materials continued to rise, it has become a common practice in our industry to secure supplies of raw material and to lock in prices by entering into year-long agreements with major suppliers and prepay projected usage.  In anticipation of installation of a new manufacturing facility and launch of a new product category of premix additives in 2013, we have increased our prepayments substantially since the 4th quarter of 2012. During the first nine months of 2013, only 28% of the prepayments were used due to two reasons:  (1) Decline in sales because of overall market condition led to slower consumption of raw materials.  (2) Kanghui Agricultural, the raw material trading company and WFOE, began taking on more procurement and reselling to other operating subsidiaries.  The prepayments were made mainly by the other operating companies such as Guangzhou Tanke Bio-Tech Co., Ltd. (“Tanke Bio-Tech”), a subsidiary of the Company, in 2012 and cannot be used by Kanghui Agricultural.  In the fourth quarter of 2013, we will continue to analyze each supplier’s prepayment balances and have projections for 2014 usage.  We will collect excess amounts and sign new 2014 prepayment purchase agreements with suppliers, primarily through Kanghui Agricultural and Tanke Bio-Tech.  We obtained either formally or informally intelligence of our suppliers’ financial condition and continuously monitor their financial status.  Based on our experience, we anticipate that the prepayments are fully realizable and any unused amounts are fully collectible.

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

According to the laws of China, land in the PRC is owned by the government. The government grants the users a land use right to use the land. The land use rights for Huadu facility and Qingyuan facility granted to the Company are being amortized using the straight-line method over the lease term of land use right of fifty years and the expected useful life of twenty years, respectively.

During the second quarter of 2012, we acquired from an agriculture research institute the exclusive right to commercialize a new production technology and manufacturing process.   We began amortization of the intangible asset from the third quarter of 2012 over a useful life of three years.

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

Statutory Reserves

In accordance with the relevant laws and regulations of the PRC and the articles of associations of Guangzhou Tanke, Guangzhou Tanke is required to allocate 10% of its net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to statutory reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

As of September 30, 2013 and December 31, 2012, the statutory reserves of Guangzhou Tanke already reached 50% of the registered capital of the subsidiary and, as a result, the Company did not allocate additional amounts to its statutory reserves.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, and SEC Staff Accounting Bulletin No.104. Pursuant to these pronouncements, revenue is recognized when all of the following criteria are met:

● Persuasive evidence of an arrangement exists;
● Delivery has occurred or services have been rendered;
● The seller's price to the buyer is fixed or determinable; and
● Collectability is reasonably assured.

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

Revenue is presented net of sales returns, which are generally not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of September 30, 2013 and December 31, 2012, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company reviews this estimate regularly and adjusts it if conditions change.

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

As of the end of September 30, 2013, an income tax liability of $1,944,216 was accrued based on an ongoing discussion among the local tax authority, the city government officials of Huadu, and Guangzhou Tanke, concerning income taxes owed during the years from 2009 to 2012. We believe the amount accrued should be sufficient to cover all late taxes plus any potential interest and penalty.

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

3. INVENTORIES, NET

Inventories as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Raw materials	$1,163,886	$636,319
Finished goods	325,688	576,509
Work in pogress	150,577	210,625
Packaging material	52,178	33,109
Less: Inventory allowance	(43,099)	(41,962)
	$1,649,230	$1,414,600

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Account receivables	$3,106,720	$2,323,370
Less: Allowance for doubtful accounts	(345,836)	(336,707)
	$2,760,884	$1,986,663

5. OTHER RECEIVABLES AND LOANS TO CUSTOMER AND SUPPLIER

Other receivables consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Deposit and others	$37,406	$30,401
Business advance to staff	134,178	166,451
Business advance to directors	567,146	287,032
	$738,730	$483,884

Advance to staff and directors represented advance payments made to directors for business development activities and to staff for business travel purposes. These outstanding amounts are expected to be utilized within a year.

The following is a summary of outstanding loans to customers and suppliers.

	September 30,	December 31,
	2013	2012
	(Unaudited)

Loans to customer and supplier	$2,963,158	$2,892,868

Loans to customer and supplier represent 8% interest bearing notes to one of the Company’s customers and one supplier, both of which were issued in December 2011. Additional amounts were advanced in first quarter of 2012 based on the same terms.  The amounts are expected to be repaid within a year of December 31, 2012.  The customer is a longtime customer of ours in the aquaculture business, and has been our business partner in other projects.  There is no concern of the collectability of the loans based on our assessment of their financial condition, and they have been making the required interest payments. The interest payments for the first six months of 2013 were collected in August 2013. We are in the process of collecting the loan principals in the fourth quarter of 2013 and it is likely that new loan of reduced amount for the customer will be issued for another 12 months.

6. PREPAYMENTS AND OTHER CURRENT ASSETS

In order to secure key raw materials and supplies and to lock in rising purchase prices, the Company paid substantial amounts of cash in advance on purchase orders. Before contracts were signed and the following year’s projected purchases were prepaid, we evaluated these suppliers’ financial position and business condition.  We only make prepayment arrangements with companies that are reputable in our industry and have strong financial position.  Due to growth expectation in the second half year of 2013 and new product launches that require significant amount of raw materials, and the threat of inflation and material shortages, we increased substantially our prepayments to secure supply of raw materials in 2013.  Prepayment balance declined substantially in the quarter ended September 30, 2013 after increased purchase of raw materials, usage of RMB 2,000,000 (approximately US$325,600) of prepayment for R&D, and usage of RMB 5,000,000 (approximately US$814,000) for construction in progress.  Further reduction on prepayments is expected in the upcoming quarter as we will carefully evaluate the need for raw material prepayments in 2014 and negotiate new contracts with suppliers.

	September 30,	December 31,
	2013	2012
	(Unaudited)

Prepayments to suppliers	$6,472,651	$9,029,524

Other current assets as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Deferred expenses	$30,050	$16,221
Other current assets	-	837
Offering costs, net	-	115,688
	$30,050	$132,746

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Buildings and leasehold improvements	$5,874,394	$4,596,527
Plant and equipment	2,087,773	1,365,043
Motor vehicles	181,569	168,984
Office equipment	351,529	340,870
Total property, plant and equipment	8,495,265	6,471,424

Less: accumulated depreciation	(2,155,866)	(1,658,192)
Property, plant and equipment, net	$6,339,399	$4,813,232

The Company has buildings on the site it occupies, including factory buildings. Due to the lack of a Land Use Right Certificate, the Company is unable to apply for the Property Ownership Certificate for the buildings. However, as the buildings are in use, the Company depreciates them over their expected useful lives.

We recorded depreciation expense of $193,616 and $497,674 for the three and nine months ended September 30, 2013 and we recorded depreciation expense of $118,746 and $363,310 for the three and nine months ended September 30, 2012.

Depreciation expense of $175,694 and $445,508 for the three and nine months ended September 30, 2013 were charged to cost of inventory or cost of sales as production cost.

8. INTANGIBLE ASSET, NET

The intangible asset as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Deposit for land use right	$1,248,434	$1,215,480
New production technology, net	488,433	475,540
Other	7,689	1,330
	1,744,556	1,692,350
Less: accumulated amortization	(598,367)	(454,325)
Intangible assets, net	$1,146,189	$1,238,025

On November 21, 2003, the Company applied to the Government of Huaqiao Town, Huadu District, Guangzhou, for the land use right of No. 2 Industry Area of Huaqiao Town (i.e., Laohutou Lot, Wangongtang) covering an area of around 430,000 square feet.  The Company has not obtained the land use right certificate as of November 13, 2013.

On October 22, 2010, the Company applied to the Administration Committee of Qingyuan Huaqiao Industrial District for the land use right covering an area of around 60 mu (approximately 9.9 acres).  The Company has not obtained the land use right certificate as of November 13, 2013.

The Company has been amortizing the land use right at Huadu facility. The amortization of the land use right for the Qingyuan facility began in the third quarter of 2013 when construction of the new manufacturing facility started.

We recorded amortization expense of $49,415 and $131,725 for the three and nine months ended September 30, 2013 and we recorded amortization expense of $39,530 and $40,813 for the three and nine months ended September 30, 2012.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Other payables	$115,762	$22,930
Staff welfare payable	69,541	68,578
Accrued payroll	172,342	306,174
Value added tax payable	62,391	62,401
Registration rights penalties	460,206	460,206
Other tax payable	21,555	22,504
	$901,797	$942,793

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

As a result of the Private Placement, the Company sold $7,670,071 worth of Notes convertible into 6,669,627 shares of common stock. The Notes are payable 24 months from February 9, 2011 with an interest rate of 8% per annum payable semiannually in arrears. The Company placed in escrow an amount of the proceeds of the Private Placement equal to one semi-annual interest payment on the Notes to secure prompt interest payments. Until such time as 75% of the Notes are converted into shares of Common Stock, if such escrow is depleted in order to make interest payments, the Company will replenish such escrow amount. At the option of the holder, the Notes may be converted into Common Stock at a price of $1.15 per share, which is subject to customary weighted average and stock based anti-dilution protection. The issuance of the Notes was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 (“Securities Act”) and Regulation D.

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

The proceeds of the Private Placement offering were allocated to the Notes and warrants based on their relative fair values on a weighted average basis, with the resulting allocated value of the warrants of $2,824,350 being classified to additional paid in capital. Such discount to the Notes is being amortized over their expected life.

The beneficial conversion feature associated with the issuance of the above Notes, amounted to $2,824,350, which has also been recorded as a discount to the convertible notes payable and is being amortized over the life of the Notes. As of September 30, 2013, the discount to the convertible notes was fully amortized.  The Notes do not contain any embedded derivatives which require liability classification.

As of February 10, 2013, the Company was in default on the Notes due to failure to pay the investors in full the $7,670,071 principal and accrued interest on February 9, 2013.  Subsequently, the Company has released $229,018 from investor relations escrow to pay the accrued interest of $68,178 and principal of $160,839 to investors.  The Company and the investor representative reached an Amendment to Promissory Notes (“Amendment”) on August 23, 2013 (see Form 8-K filed by Company on August 29, 2013) and developed a repayment schedule of the remaining principle balance over the next two years.  No interest was to be accrued if the Company makes the payments on time.  However, the first repayment of $1 million due on September 30 was delayed due to practical difficulty of conversion RMB funds to U.S. Dollars due to China’s foreign exchange control.  The Company is in oral discussions with Euro-Pacific Capital, Inc, the investor representatives, to determine a revised repayment schedule.

According to the Amendment, if the Company fails to make the agreed payment and does not cure within 45 days, interest on the then outstanding principal balance shall accrue at 8% per annum retroactively from the then missed payment date. The interest is approximately $50,000 per month. In addition, another 500,000 shares shall be immediately issued to Note holders.

According to the Amendment, if the Company fails to make the first payment of $1,000,000 on or before September 30, 2013, the registration delay payments in $460, 206 shall become due immediately. The Company has fully accrued such payable as of September 30, 2013.

As required by the Amendment, the Company has released 500,000 make-good shares to Note holders by September 30, 2013. At the request of the investor representative, such shares have not been transferred to Note holders’ individual accounts due to a review for acceptability.

As of September 30, 2013, the book value of the Notes amounted to $7,509,232. There is no further unamortized discount remaining as of September 30, 2013.

11. INCOME TAX

Guangzhou Tanke, is a P.R.C “domestic enterprise” that is registered and operated in Guangzhou, the PRC. The provision for income tax expense for the three and nine months ended September 30, 2013 and 2012 consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current provision
PRC	$(26,730)	$222,513	$59,437	$652,711
Deferred provision
PRC	(177)	-	(733)	-
	$(26,907)	$222,513	$58,704	$652,711

As of September 30, 2013 and December 31, 2012, the income tax payable for the Company amounted to $1,944,216 and $1,842,139, respectively. All of the Company’s net operating loss carry forward was fully reserved.

Significant components of the Company’s deferred tax asset are as follows.

	September 30,	December 31,
	2013	2012

Allowance for doubtful accounts in China	$63,036	$61,373
Net operating loss carryforward	3,131,483	2,995,201
Share based payment	1,122,287	1,047,130
Valuation allowance	(4,289,031)	(4,076,661)
Net deferred tax asset	$27,775	$27,042

12. LONG-TERM BORROWINGS

The details of the Company’s long-term borrowings are as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Bank loans bearing interest at 7.36% and 6.15% per annum, maturing on June 20, 2014 and March 19, 2015.	$1,872,325	$2,060,673

Less: Current portion	1,139,676	1,268,106
	$732,649	$792,567

The loans are uncollateralized and consist of $1,275,120 (RMB 8,000,000) and $956,340 (RMB 6,000,000), bearing interest of 7.36% and 6.15% per annum, maturing on June 20, 2014 and March 19, 2015, respectively. Interest is calculated and paid on the 20th of each month. Principal payments are made on a quarterly basis on the $1,275,120 loan and on a semi-annual basis on the $956,340 loan.

13. GOVERNMENT GRANT

The government grant liability represents an advance from the Chinese government for research and development projects. The Company has recorded the grants received as a government grant liability, and ratably recognizes the amount as a reduction of research and development expense when the related research and development activities are performed. As of September 30, 2013 and December 31, 2012, government grant balances are $129,990 and $37,948, respectively.

14. COMMITMENTS AND CONTINGENCIES

The Company has entered into a construction contract with Ganzhou Huifeng Construction Company, Ltd. for the construction of the new Qingyuan production plant.  The total fee is RMB 16,500,000 (approximately $2,670,000) and RMB 8,000,000 (approximately $1,302,000) was paid as of September 30, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Segment revenues
Organic Trace Mineral Additives	$4,730,319	$8,865,570	$12,918,273	$18,763,853
Functional Regulation Additives	613,130	733,785	1,608,503	2,480,324
Herbal Medicinal Additives	309,042	94,271	716,833	191,110
Other	388,513	212,955	1,033,252	443,222
	6,041,004	9,906,581	$16,276,861	$21,878,509

Segment costs of sales
Organic Trace Mineral Additives	3,398,918	$5,744,163	$8,825,886	$11,895,318
Functional Regulation Additives	433,492	509,057	1,067,802	1,668,369
Herbal Medicinal Additives	267,971	72,291	593,206	187,535
Other	249,213	195,967	610,678	414,430
	4,349,594	6,521,478	$11,097,572	$14,165,652

Segment gross profit
Organic Trace Mineral Additives	1,331,401	3,121,407	$4,092,387	$6,868,535
Functional Regulation Additives	179,638	224,728	540,701	811,955
Herbal Medicinal Additives	41,071	21,980	123,627	3,575
Other	139,300	16,988	422,574	28,792
	1,691,410	3,385,103	$5,179,289	$7,712,857

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

Overview

We are one of the leading animal nutrition and feed additive providers in China. In 2001, we were certified as a high-tech company by the Guangzhou City Commission of Science and Technology as recognition for new agricultural technologies developed by us. Our products optimize the growth and health of livestock such as pigs and cattle, as well as farmed fish, and seek to capitalize on China’s growing demand for safe and reasonably priced food. Feed additives are utilized in China at a rate of less than half of that in the United States and Europe. We have a significant growth opportunity as Chinese farmers and ranchers choose to include a greater amount of increasingly sophisticated additive to their feed.

We have more than 130 employees, with 40 engaged in sale or sales-related activities. Our headquarters and manufacturing facilities of 34,000 square-meters are located in the capital city of Guangzhou, in Guangdong province. We currently produce 26 branded feed additives, with each brand available in seven different mixes that correspond to different stages of an animal’s life cycle.

Our major products respond to most key market categories within China’s animal feed additive industry including: Organic Trace Mineral Additives, which account for approximately 79% of our revenue, Functional Regulation Additives, which account for approximately 10% of our revenue, and Herbal Medicinal Additives, which account for approximately 4% of our revenue. Our extensive distribution network reaches China’s top ten feed producers and the 500 largest animal farming operations. We currently market 26 different brands of feed additives at various price points to meet the demands of existing and prospective customers. Each brand product line has seven different mixes that correspond to the different growth stages of an animal’s life cycle. While the majority of our sales are domestic, international sales, mainly in Southeast Asia, Latin American and other developing countries, currently account for approximately 3.2% of our total sales.

In 2013, we have several new products in the pipeline, with the designed feature of improving health and enhancing growth in pigs, chicken, cattle, and seafood. We have launched a new plant-based antioxidant additive in the first half of this year and introduced a number of premixture products during the third quarter and we expect a few more to come in the fourth quarter of 2013.

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

Basis of Consolidation

These unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE Guangzhou Tanke (the “Group''). All significant inter-company balances and transactions within the Group have been eliminated.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the collectability of loans to customer and supplier, the valuation of prepayments, the valuation of the amount due from related parties, the net realizable value of inventories, the estimation of useful lives of property and equipment and intangible assets, and the value of warrants. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, and SEC Staff Accounting Bulletin No. 104. Pursuant to these pronouncements, revenue is recognized when all of the following criteria are met:

●   Persuasive evidence of an arrangement exists;
●   Delivery has occurred or services have been rendered;
●   The seller's price to the buyer is fixed or determinable; and
●   Collectability is reasonably assured.

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

Revenue is presented net of sales returns, which are not significant. However, the Company continually performs analyses of returns and records a provision at the time of sale if necessary. As of September 30, 2013, it was determined that potential returns and allowances were not material so the Company did not record a provision for returns. The Company revisits this estimate regularly and adjusts it if conditions change.

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

Results of Operations for the Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012

The following is a comparison of our net sales, costs of sales and gross profit by segment for the three months ended September 30, 2013 and 2012.

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

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$4,730,319	$8,865,570	$(4,135,251)	(46.6%)
Functional Regulation Additives	613,130	733,785	(120,655)	(16.4%)
Herbal Medicinal Additives	309,042	94,271	214,771	227.8%
Other	388,513	212,955	175,558	82.4%
	$6,041,004	$9,906,581	$(3,865,577)	(39.0%)

Segment costs of sales
Organic Trace Mineral Additives	$3,398,918	$5,744,163	$(2,345,245)	(40.8%)
Functional Regulation Additives	433,492	509,057	(75,565)	(14.8%)
Herbal Medicinal Additives	267,971	72,291	195,680	270.7%
Other	249,213	195,967	53,246	27.2%
	$4,349,594	$6,521,478	$(2,171,884)	(33.3%)

Segment gross profit
Organic Trace Mineral Additives	$1,331,401	$3,121,407	$(1,790,006)	(57.3%)
Functional Regulation Additives	179,638	224,728	(45,090)	(20.1%)
Herbal Medicinal Additives	41,071	21,980	19,091	86.9%
Other	139,300	16,988	122,312	720.0%
	$1,691,410	$3,385,103	$(1,693,693)	(50.0%)

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

Although sales had rebounded slightly in the third quarter of 2013 after the devastation caused by Bird Flu H7N9 to the China poultry industry in the second quarter of 2013, Organic Trace Mineral Additive revenue still decreased by $4,135,251, or 46.6%, as compared to the third quarter of 2012, the strongest quarter in the year. It will take at least six to nine months for the business to return to normal. Poultry farms were still losing money due to the massive disposition of live chicken at the heat of the Bird Flu. Organic Trace Mineral Additives accounted for approximately 78% of our revenues for the three months ended September 30, 2013 as compared to 89% for the three months ended September 30, 2012. Our gross profit percentage for the Organic Trace Mineral Additives sales amounted to 28.1% and 35.2% for the quarters ended September 30, 2013 and 2012, respectively. The decrease in gross profit percentage in 2013 was primarily due to severe pricing pressure caused by reduced demand and higher production cost from reduced volume.

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

Revenue from Functional Regulation Additives for the quarter ended September 30, 2013 decreased by $120,655, or 16.4%, as compared to the third quarter of 2012, due to overall decline of business in the livestock farming industry. Compared to the second quarter of 2013, sales of Functional Regulation Additives actually grew 22.9% after introduction of new products and selling more to livestock farming operators instead of mainly to feed producers.

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

Revenue from Herbal Feed Additives for the quarter ended September 30, 2013 increased by $214,771, or 227.8%, as compared to the quarter ended September 30, 2012.  The revenue from herbal medicinal additives increased as a result of the Company’s introduction of a new plant-based antioxidant additive in 2013.

Other

Other revenue mainly consists of buying and then reselling raw materials. In the second quarter of 2013, Kanghui Agricultural Technology Co., Ltd. (“Kanghui Agricultural” or “WFOE”), our wholly owned subsidiary, began generating revenues from its technical consulting services to a customer in Shanghai.  Other revenues increased by $175,558 during the quarter ended September 30, 2013 compared to 2012.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the three months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change

Gross profit	$1,691,410	$3,385,103	$(1,693,693)	(50.0%)
Selling expenses	(796,302)	(611,880)	184,422	30.1%
Administrative expenses	(1,358,109)	(574,092)	784,017	136.6%
Depreciation and amortization	(67,337)	(16,642)	50,695	304.6%
Income (loss) from operations	(530,338)	2,182,489	(2,712,827)	124.3%
Other income/ (expense)	(3,125)	-	(3,125)	(100.0%)
Interest income	147,037	23,573	123,464	523.8%
Interest expense	46,575	(316,422)	(362,997)	(114.7%)
Amortization of discount on notes	-	(698,495)	(698,495)	(100.0%)
Income (loss) before income taxes	(339,851)	1,191,145	(1,530,996)	128.5%
Income tax expense	26,907	(222,513)	(249,420)	(112.1%)
Net income (loss)	$(312,944)	$968,632	$(1,281,576)	132.3%

Selling, General and Administrative Expenses

Selling expenses for the three months ended September 30, 2013 increased by $184,422, or 30.1%, as compared to 2012.  This increase was in line with our planned expansion of sales activities, especially in the end-user market, despite the unexpected decline in overall revenues as a result of the H7N9 plague.

General and administrative expenses for the three months ended September 30, 2013 increased by $784,017, or 136.6%, as compared to 2012.  The increase in general and administrative expenses is primarily due to R&D expenses increasing by approximately $576,000 due to increase in product development projects and a delay in applying for government subsidies in 2013.

Other Income/Expenses

Interest income for the three months ended September 30, 2013 increased by $123,464 as compared to the same period of September 30, 2012 due to receipt of the six months interest from loans receivable to a customer and a supplier in the third quarter of 2013.

Interest expense for the three months ended September 30, 2013 decreased by $362,997 due to government subsidy for loan interest received in the third quarter.

The expense associated with the amortization of discounts on our convertible notes payable for the quarter ended September 30, 2013 amounted to $0 as compared to $698,495 in 2012.  The discounts were amortized through February 9, 2013.  As a result, there was no amortization in the third quarter of 2013 as compared to a full quarter during the same period in 2012.

Income Tax Expense

Our income tax expense decreased by $249,420 for the three months ended September 30, 2013 as compared to 2012. The decrease was attributable to a decrease in taxable income during the quarter.

Pursuant to Section 26 of the Inland Revenue Ordinance (“IRO”), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Results of Operations for the Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012

The following is a comparison of our revenue, costs of sales and gross profit by segment for the nine months ended September 30, 2013 and 2012.

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

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change

Segment revenues
Organic Trace Mineral Additives	$12,918,273	$18,763,853	$(5,845,580)	(31.2%)
Functional Regulation Additives	1,608,503	2,480,324	(871,821)	(35.1%)
Herbal Medicinal Additives	716,833	191,110	525,723	275.1%
Other	1,033,252	443,222	590,030	133.1%
	$16,276,861	$21,878,509	$(5,601,648)	(25.6%)

Segment costs of sales
Organic Trace Mineral Additives	$8,825,886	$11,895,318	$(3,069,432)	(25.8%)
Functional Regulation Additives	1,067,802	1,668,369	(600,567)	(36.0%)
Herbal Medicinal Additives	593,206	187,535	405,671	216.3%
Other	610,678	414,430	196,248	47.4%
	$11,097,572	$14,165,652	$(3,068,080)	(21.7%)

Segment gross profit
Organic Trace Mineral Additives	$4,092,387	$6,868,535	$(2,776,148)	(40.4%)
Functional Regulation Additives	540,701	811,955	(271,254)	(33.4%)
Herbal Medicinal Additives	123,627	3,575	120,052	3358.1%
Other	422,574	28,792	393,782	1367.7%
	$5,179,289	$7,712,857	$(2,533,568)	(32.8%)

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

Revenue from Organic Trace Mineral Additives for the nine months ended September 30, 2013 decreased by $5,845,580, or 31.2%, as compared to 2012. As mentioned above, the Organic Trace Mineral Additives revenues were negatively impacted by Bird Flu H7N9 attacks to the China poultry industry during the second quarter and the effects lingered through the third quarter. As a result of this decrease, in 2013, the Organic Trace Mineral Additives revenue accounted for approximately 79% of our revenues for the nine months ended September 30, 2013 as compared to 86% for the nine months ended September 30, 2012. Our gross profit percentage for the organic trace mineral additive sales amounted to 25.1% and 31.4% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in gross profit percentage in 2013 was primarily due to pricing pressure in the market and increased unit production cost as volume declined.

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

Revenue from Functional Regulation Additives for the nine months ended September 30, 2013 decreased by $871,821, or 35.1%, as compared to 2012.  The decrease in sales was primarily due to the shift of emphasis away from this segment by management during the first half of 2013 and the last half of 2012.

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

Revenue from Herbal Feed Additives for the nine months ended September 30, 2013 increased by $525,723, or 275.1%, as compared to the nine months ended September 30, 2012.  The revenue from herbal medicinal additives increased as a result of the Company’s introduction of a new plant-based antioxidant product in 2013.

Other

Other revenue mainly consists of buying and then reselling raw materials. However, in the second quarter of 2013,  Kanghui Agricultural  began providing technical consulting services to a customer in Shanghai.  Other revenues increased by $590,030 during the nine months ended September 30, 2013 as compared to 2012.

Operating Expenses and Other Income / Expenses

The following table reconciles aggregate segment gross profit to net income for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change

Gross profit	$5,179,289	$7,712,857	$(2,533,568)	(32.8%)
Selling expenses	(2,078,771)	(1,706,112)	372,659	21.8%
Administrative expenses	(3,337,168)	(1,795,328)	1,541,840	85.9%
Depreciation and amortization	(183,891)	(43,071)	140,820	326.9%
Income (loss) from operations	(420,541)	4,168,346	(4,588,887)	110.1%
Other income	40,210	-	40,210	100.0%
Interest income	173,183	193,026	(19,843)	(10.3%)
Interest expense	(207,860)	(1,058,291)	(850,431)	(80.4%)
Amortization of discount on notes	(402,394)	(2,080,301)	(1,677,907)	(80.7%)
Income (loss) before income taxes	(817,402)	1,222,780	(2,040,182)	166.8%
Income tax expense	(58,704)	(652,711)	(594,007)	(91.0%)
Net income (loss)	$(876,106)	$570,069	$(1,446,175)	253.7%

Selling, General and Administrative Expenses

Selling expenses for the nine months ended September 30, 2013 increased by $372,659, or 21.8%, as compared to 2012.  Despite an unexpected decline in sales in 2013, an increased emphasis in sales operations is part of our growth strategy.

General and administrative expenses for the nine months ended September 30, 2013 increased by $1,541,840, or 62.1%, as compared to 2012.  R&D expenses increased by approximately $1,342,000 in the first nine months in 2013 due to increased product development projects and a delay in application for government subsidies.

Other Income/Expenses

Interest income for the nine months ended September 30, 2013 decreased by $19,843 as compared to the nine months ended September 30, 2012.   The decrease was primarily due to lower interest income generated from lower cash balance in bank accounts.

Interest expense for the nine months ended September 30, 2013 decreased by $850,431 as compared to 2012.  The primary reason for this decrease was due to lower amortization of capitalized offering costs recorded in 2013.  These offering costs were fully amortized as of February 9, 2013.  As a result, there was only approximately one month of amortization recorded during the nine months ended September 30, 2013.  During 2012, we had a full nine months worth of amortization in these offering costs.

The expense associated with the amortization of discounts on our convertible notes payable for the nine months ended September 30, 2013 amounted to $402,394 as compared to $2,080,301 in 2012.  The discounts were amortized through February 9, 2013.  As a result, we only had approximately one month of amortization during the nine months ended September 30, 2013 as compared to a full nine months during the same period in 2012.

Income Tax Expense

Our income tax expense decreased by $594,007 for the nine months ended September 30, 2013 as compared to 2012. The decrease was attributable to a decrease in taxable income during the period.

Pursuant to Section 26 of the Inland Revenue Ordinance (“IRO”), the governing statute of Hong Kong taxation, any dividend income received by any entity subject to IRO would not be taxable in Hong Kong. Furthermore, foreign (non-Hong Kong) investment income that is repatriated to Hong Kong is not subject to Hong Kong profits (income) tax.

Liquidity and Capital Resources

As of September 30, 2013 and 2012 we had cash balances of $5,053,700 and $11,043,457, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily by cash from operations, issuance of convertible notes and capital contribution by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated.

	Nine Months Ended
	September 30,		$	%
	2013	2012	Change	Change

Net cash provided by operating activities	$1,375,956	$3,828,851	$(2,452,895)	(64.1%)
Net cash used in investing activities	(2,473,069)	(1,640,908)	(832,161)	50.7%
Net cash provided by (used in) financing activities	(170,201)	1,046,284	(1,216,485)	(116.3%)
Effect of foreign currency conversion on cash	152,260	109,074	43,186	39.6%
Net (decrease) increase in cash	$(1,115,054)	$3,343,301	$(4,458,355)	(133.4%)

Operating Activities

Net cash provided by operating activities was $1,375,956 for the nine months ended September 30, 2013 compared to cash provided of $3,828,851 for the nine months ended September 30, 2012. We had net losses of $876,106 during the nine months ended September 30, 2013, and a significant amount of our expenses were non-cash related such as $629,399 for depreciation and amortization of fixed and intangible assets, $402,394 for the amortization of the discounts recorded on our convertible notes payable, as well as $115,688 of offering cost amortization. In addition, we had a decrease in prepayments for raw materials of $1,853,659. As a result, we generated positive cash flows from operations of $1,375,956 during the nine months ended September 30, 2013.

During the same period in 2012, we had net income of $570,069, after deduction of non-cash expenses of $404,123 for depreciation and amortization, $2,080,301 for the amortization of the discounts on the convertible notes payable, as well as $598,088 in capitalized offering cost amortization. As a result of these non-cash expenses, we generated positive cash flows from operations of $3,828,851 during the nine months ended September 30, 2012.

Investing Activities

Net cash used in investing activities was $2,473,069 for the nine months ended September 30, 2013, which represented spending related to the purchase of property and equipment, along with $39,888 for the purchase of intangible assets.  Net cash used in investing activities during the nine months ended September 30, 2012 was $1,640,908, which was the result of an increase in loans to customers and suppliers of $363,325, spending for the purchase of property and equipment of $799,922 and the purchase of intangible assets of $477,661.

Financing Activities

Net cash used in financing activities was $170,201 for the nine months ended September 30, 2013 primarily due to principal payments made on long-term borrowings of $1,206,000 and payments of convertible notes of $160,839, offset by $231,838 in restricted cash becoming unrestricted and proceeds from additional borrowings of $964,800. During the nine months ended September 30, 2012, we had net cash provided by financing activities of $1,046,284, resulting primarily from increase in bank borrowings and changes in restricted cash balances.

We have historically funded our operation primarily through cash generated from operations as well as the private placement completed in 2011. Over the next twelve months, we intend to pursue organic and acquisitive growth and increase our market share in mainland China. We believe that our cash on hand and cash flow from operations will meet our present operating cash needs for the next 12 months. However, we will require additional cash resources to meet the cash requirements of our planned long-term growth.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

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

Due to the material weaknesses identified by management and described in the Company’s 2012 annual report that have continued to exist during the quarter covered by this report, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, except as provided below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

We are in default on the 8% Senior Convertible Note and its amendment to the investors in 2011 private placement.

We have significant commitments and obligations. As of February 10, 2013, the Company is in default under the terms of the 8% Senior Convertible Notes (the “Notes,” described in Note 10 to the Financial Statements included in Part I Item 1 of this report) issued to certain accredited investors in the 2011 private placement (the “Investors”). The default is the result of the Company’s failure to pay to the Investors approximately $7.67 million in principal plus accrued interest due and payable on February 9, 2013 under the terms of the Notes. Subsequently, the Company has released $229,018 from investor relations escrow to pay the accrued interest of $68,178 and principal of $160,839 to the Investors. The Company has outstanding principal balance of approximately $7.5 million.

On August 23, 2013, the Company entered into an amendment to the Notes (the “Amendment”) with Euro Pacific Capital, Inc. (the “Investor Representative”) which extends the repayment of principals under the Notes. As of September 30, 2013, the Company is in default under the terms of the Amendment as a result of the Company’s failure to pay to the Investors $1 million principal amount prior to September 30, 2013.

As a result of the Company’s failure to pay the $1 million principal amount under the Amendment as of September 30, 2013, the outstanding principal balance of approximately $7.5 million once again becomes due immediately and payable notwithstanding the Amendment and the Investors may exercise any other remedies the Investors may have under the transaction documents, at law or in equity. Additionally, the full amount of $460,206 of the Holders Registration Delay Payment (as defined in the Registration Rights Agreement among the parties dated as of the same date as the Notes) becomes due immediately and payable notwithstanding the waiver. As such failure has not been cured within 45 days, then (i) interest is deemed to have accrued on the entire unpaid principal balance retroactively from the then missed payment due date and interest shall continue to accrue thereafter until the unpaid principal balance and all accrued interest thereon has been paid in full. The interest on the then outstanding principal balance shall accrue at the rate of eight percent (8%) per annum, and (ii) the remaining 500,000 shares in escrow shall be immediately issued to the Holders.

The Company continues to be in default under the terms of the Amendment. The Company is in discussion with the Investor Representative to determine a revised repayment schedule while the Investors reserve all of their rights under the Notes and the Amendment. There can be no assurances as to the outcome of such discussions.

If the Investors demand payment under the Notes and the Amendment, we will not have sufficient resources to make the required payments. We do not have sufficient resources to meet our obligations under the Notes and the Amendment unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

While we are trying to access possible way to repay the Notes, there can be no assurance, however, that our plan will be successful. If the Company fails to raise additional capital or obtain substantial cash inflows from existing or new partners, or if the Investors demand payment under the terms of the Notes and the Amendment, the Company could be forced to cease operations. Any of the foregoing events would have a material adverse effect on our business and on the value of our stockholders’ investments in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 1, 2013, our Board of Directors appointed Mr. Guixiong Qiu as our interim Chief Financial Officer, effective immediately. Mr. Qiu also serves as our Chief Executive Officer and Chairman of the Board of Directors since February 2010. While Mr. Qiu is serving as our interim Chief Financial Officer, we are working diligently seeking for a qualified candidate who is experienced in U.S. GAAP for the position of Chief Financial Officer.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.
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

TANKE BIOSCIENCES CORPORATION

Date: November 14, 2013	By:	/s/ Guixiong Qiu
Guixiong Qiu
Chief Executive Officer and Interim Chief Financial Officer